Form 10KSB
period 1996-12-31
CLINICOR INC
filed 1997-04-15
CIK 941818

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             --------------------
                                  FORM 10-KSB

 (Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the fiscal year ended December 31, 1996

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-21721

                             --------------------

                                CLINICOR, INC.
                (Name of Small Business Issuer in Its Charter)

           NEVADA                                      88-0309093
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

1717 WEST SIXTH STREET, SUITE 400, AUSTIN, TEXAS            78703
  (Address of Principal Executive Offices)                (Zip Code)

                                (512) 344-3300
               (Issuer's Telephone Number, Including Area Code)

                             --------------------

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value
                               (Title of Class)

                             --------------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes     No X
                                                               ---    ---

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Issuer's revenues for fiscal year ended December 31, 1996:  $3,581,402

  As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported on the Over-the-Counter Bulletin Board was $12,942,637.

 As of March 21, 1997, 4,086,400 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9, 10, 11 and
12) hereof.

 Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                ---   ---

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I

    Item 1.    Description of Business.....................................   3
    Item 2.    Description of Property.....................................   9
    Item 3.    Legal Proceedings...........................................   9
    Item 4.    Submission of Matters to a Vote of Security Holders.........   9

                                    PART II

    Item 5.    Market For Common Equity and Related Shareholder Matters....   9
    Item 6.    Management's Discussion and Analysis or Plan of Operation...  11
    Item 7.    Financial Statements........................................  18
    Item 8.    Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.........................  18

                                   PART III

    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act..  18
    Item 10.   Executive Compensation......................................  18
    Item 11.   Security Ownership of Certain Beneficial Owners and
               Management..................................................  18
    Item 12.   Certain Relationships and Related Transactions..............  19
    Item 13.   Exhibits, List and Reports on Form 8-K......................  19

               Signatures..................................................  22
               Audited Financial Statements................................ F-1

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Clinicor, Inc. (together with its predecessor, described below, "Clinicor" or the "Company") is a full service clinical research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, manages and monitors clinical trials in North America and Europe and provides clinical and product development services, including data management, statistical and regulatory consultation services for its clients. The Company generates substantially all of its revenue from the clinical testing of new pharmaceutical, medical device and biotechnology products.

     A predecessor company, also named Clinicor, Inc. (the "Predecessor Company"), was formed as a Texas corporation in September 1992. On February 27, 1995, the Predecessor Company was merged into Pegasus Tax and Financial Planning Services, Inc., a Nevada corporation which had been formed in December 1993. The surviving Nevada corporation changed its name to Clinicor, Inc. References herein to "Clinicor" or the "Company" denote the existing Nevada corporation and the Predecessor Company. References herein to "Pegasus" denote the Nevada corporation prior to the merger. Since the merger, the Company has not continued to conduct any of the pre-merger operations of Pegasus.

     The Company performs and manages clinical trials in locations in North America and the United Kingdom through the use of its centralized patient recruiting department and computer database system located in its facility in Austin, Texas. In addition, the Company has designated four cities as Regional Research Centers where it maintains clinical management staff (Austin, Denver, Phoenix and San Antonio). In December 1996, the Company established an office in the United Kingdom.

     The Company's principal executive offices are located at 1717 West 6th Street, Suite 400, Austin, Texas 78703, and its telephone number is (512) 344-3300.

BUSINESS

     The Company designs, manages and monitors clinical trials in North America and Europe and provides clinical and product development services, including data management and statistical and regulatory consultation services for its clients. In addition to these services, the Company directly controls study patient recruitment and performance of clinical trials. Other CROs typically subcontract these functions to individual investigative sites.

NEW PRODUCT DEVELOPMENT

     Before a new pharmaceutical, biotechnology, medical device or diagnostic product may be marketed, it generally must undergo extensive testing and regulatory review to determine that it is safe and effective. This development process consists of two stages, pre-clinical and clinical. In the pre-clinical stage, the sponsor of the new product conducts laboratory analyses and animal tests, generally over a one to three year period, to determine the basic biological activity and clinical processes and safety of the product. Upon successful completion of the pre-clinical phase, the product undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. These tests are generally longer in duration, at times averaging from two to six years. In the United States, pre-clinical and clinical testing must comply with the requirements of Good Clinical Practices ("GCP") and other standards promulgated by the Food and Drug Administration ("FDA") and other federal and state governmental authorities. GCP stipulates procedures which are designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects.

     In the United States, a sponsor must file an Investigational New Drug Application ("IND"), an Investigational Device Exemption ("IDE") or other filing with the FDA before the commencement of human testing of an investigational product. The filing includes pre-clinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as study "protocols," is critical to the success of the development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the product.

     Human trials usually start on a small scale to assess safety and then expand to larger trials to test for both safety and efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase.

          Phase I. Phase I trials are usually conducted on healthy volunteers, typically 20 to 80 persons, to develop basic safety data relating to toxicity, metabolism, absorption and other pharmacological actions.

          Phase II. Phase II trials are conducted on a relatively small number of subjects, typically 100 to 200 patients, who suffer from the product's targeted disease or condition. Phase II trials offer the first evidence of clinical efficacy, as well as additional safety data.

          Phase III. Phase III trials are typically conducted on a larger population of several hundred to several thousand patients who suffer from the targeted disease or condition. Phase III trials are designed to measure safety and efficacy on a large scale as well as side effects. Before granting an approval to market, the FDA generally requires completion of two pivotal, multi-site Phase III trials to demonstrate and confirm safety and efficacy.

          Phase IV. As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. In addition, Phase IV trials may be necessary to support a sponsor's promotional claims.

     Clinical trials often represent the most expensive and time-consuming part of the overall development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the completion of Phase III trials, the sponsor of a new product must submit a New Drug Application ("NDA") or other approval to market application to the FDA. This application is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the product's composition, and the sponsor's plans for producing, packaging and labelling the product.

     A clinical trial is a scientific experiment to test the efficacy and safety of an investigational product in accordance with a detailed plan as documented in the protocol. The investigational product is administered to patients who meet specific inclusion/exclusion criteria. Typically, the investigational product is compared to another approved product and/or a placebo. Usually, neither the patient nor the physician investigator knows which patients receive which substance, although that information is readily available if needed. The protocol will specify when, how often and how much of the study product a patient will receive, how often they will be examined by the investigator during the study (i.e., the number and timing of patient visits) and what measurements and assessments will be made and recorded at each patient visit. The resulting data is recorded in source documents and transcribed into Case Report Forms ("CRFs"). The recorded data is monitored to verify its accuracy and consistency with source documents. The data from the CRFs is entered into a computer database for biostatistical analysis.

CLINICAL TRIAL MANAGEMENT MODEL

     Traditionally, clinical trials have been managed by pharmaceutical companies' in-house staffs of Clinical Research Associates ("CRAs") who in turn subcontract (outsource) the actual performance of the trials to physician investigators serving as investigational sites. The investigators enroll qualified patients into studies from their practices one-by-one. Administrative tasks are handled by a clinical coordinator, typically a nurse who has additional duties within the physician's practice.

     The function of CRAs is primarily to monitor compliance of the investigative site with the protocol and adherence to GCP. If investigational sites fail to produce qualified patients, they must be replaced with additional sites to reach overall and minimal per site patient recruitment quotas in order to maintain statistical validity.

     The major full-service CROs have organized themselves along the same lines as pharmaceutical companies. They employ the same traditional methodology of subcontracting the actual performance of the clinical trials to investigational sites. The Company also manages studies utilizing this traditional approach. However, for studies not requiring critical care or hospital confinement, the Company utilizes a clinical trial management model on a nationwide basis to expedite patient enrollment, speed study completion and improve the quality and uniformity of study data.

     The Company's model removes the physician investigator as the primary source of study patients. Rather than relying on the patient population of one investigator in a particular city, the Company's approach is to recruit from all of the potential study patients in an entire geographic area. Patients are recruited via advertising, referral programs and other means. Potential patients call the Company's centralized patient recruiting department where trained personnel prescreen, schedule and capture relevant data on each patient included in the Company's customized patient database system.

     Whenever possible, the Company assembles a number of patients to enter a study in group clinics which are generally scheduled on evenings and weekends. This approach works particularly well for studies involving chronic medical conditions. A group clinic may include from as few as ten to as many as 300 patients. The Company contracts with a physician to serve as the independent investigator, and the Company staffs the clinic with experienced, part-time Company employees who perform all of the study coordinator functions.

SERVICES

     The Company's services include clinical trials management, clinical data management, biostatistical analysis and product registration services. The Company will provide these products separately or as an integrated, "turn-key" package. Services from each of these categories can be utilized for the development and preparation of a variety of regulatory filings, e.g., NDA, Premarket Approval Applications ("PMA"), and Product License Applications ("PLA").

     Clinical Trials Management Services.  The Company offers complete services
     -----------------------------------
for the design, placement, performance, recruitment, monitoring and management of clinical trial programs. The Company has performed services in connection with trials in many therapeutic areas. The Company has the ability to examine a product's existing pre-clinical and clinical data for the purpose of designing protocols for clinical trials in order to demonstrate the product's safety and efficacy in the treatment of the targeted disease.

     The Company manages every aspect of trials in Phases I through IV, including design of operations manuals, identification and recruitment of trial investigators, initiation of sites, recruitment of patients, site monitoring visits to determine compliance with protocol procedures, adherence to GCP and proper collection of data, data management, interpretation of trial results and report preparation. The Company's current projects involve Phase I, II, III and IV clinical trials. The Company does not own or maintain a Phase I facility for the confinement of study subjects.

     The Company assists clients with one or more of the following steps of clinical trials:

     .    Study Protocol. The protocol defines the disease and treatment the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines: (i) the targeted patient population; (ii) the frequency and type of laboratory and clinical measures that are to be recorded and analyzed; (iii) the number of patients required to produce a statistically valid result; (iv) the period of time over which the measurements must be recorded; and (v) the frequency and dosage of drug or other product administration.

     .    Case Report Forms. Once the study protocol has been finalized, special forms for recording study-specific data must be developed. These forms are called CRFs. Study data are transcribed onto CRFs from original source documents. The CRF for one patient in a given study may consist of as many as 100 pages or more.

     .    Site and Investigator Recruitment. The drug or other product is administered to patients by investigators at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the sponsor or the CRO. The investigators are then solicited to participate in the study. Generally, the Company locates properly qualified investigators who contract directly with the Company. Many studies with which the Company is involved are performed at Company-managed sites.

     .    Patient Enrollment. One of the Company's main competitive strengths is its ability to quickly and efficiently recruit patients using mass marketing techniques and a centralized patient management system. Patients are prescreened for eligibility by trained personnel using an on-line computer scheduling and database system which captures relevant data for each patient. Prospective patients are required to review information about the study drug or other product and possible side effects and sign an informed consent to record their knowledge and acceptance of potential risks. Patients also undergo a medical examination performed by the investigator to determine whether they meet the requirements of the study protocol. Patients then receive the study drug or other product and are examined by the investigator as specified by the study protocol.

     .    Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on source documents and laboratory reports and are then transcribed onto CRFs. The data are collected from study sites by specially trained CRAs. CRAs visit sites regularly to ensure that the CRFs are completed correctly and are consistent with the underlying source documents and that all data specified in the protocol are collected. The CRAs take completed CRFs to the study coordinating site, where the CRFs are reviewed for consistency and accuracy before the information is entered into an electronic database.

     .    Report Writing. The results of statistical analysis of data collected during the trial, together with other clinical data, are included in a final report generated for inclusion in regulatory documents.

     .    Medical Affairs. Throughout the course of a clinical trial, the
Company may provide various medical and research services, including medical monitoring of clinical trials, interpretation of clinical trial results, and preparation of clinical study reports.

     Clinical Data Management and Biostatistical Services.  The Company's data
     ----------------------------------------------------
management professionals assist in the design of protocols and CRFs, as well as training manuals and training sessions for investigational staff, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, the Company's personnel screen CRFs for errors, omissions and other deficiencies. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing, and problem data resolution.

     The Company's biostatistics professionals provide biostatistical consulting, database design, data analysis, statistical reporting, and assistance in all phases of drug development. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Biostatisticians assist clients before panel hearings at the FDA.

     These services are utilized by clients to process data that have previously been collected by either the client itself or the Company as part of a distinct phase in the drug development process. The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services. This permits a faster and less costly clinical trial process, because the data are collected and analyzed more rapidly. The Company emphasizes its "turn-key" approach in its marketing efforts.

     Product Registration Services.  The Company provides comprehensive product
     -----------------------------
registration services in the United States and Europe. The Company provides regulatory strategy formulation, document preparation, and Good Manufacturing Practice consultation. The Company also acts as liaison with the FDA and other regulatory agencies. Although these services have not generated material revenue to date, the Company offers them in order to provide a full range of services for its clients.

     The Company works closely with clients to devise regulatory strategies and comprehensive product development programs. The Company's scientific and regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.

     The Company's scientific and regulatory affairs professionals have experience in the analysis, preparation and submission of regulatory documents covering a wide range of products, including drugs and over-the-counter products. The Company also offers the preparation of regulatory documentation for submission to regulatory authorities.

CLIENTS

     The Company has performed or is currently performing studies for 27 different clients, including five of the 15 largest pharmaceutical companies in the world. The Company's clients include companies based in the United States, Great Britain, Ireland, Japan, Mexico and Switzerland. All of the Company's foreign-based clients have operations in the United States. The Company's revenues have historically been derived primarily from services performed in the United States. During the fourth quarter of 1995, the Company began work on an estimated $400,000 study in Mexico which is still ongoing. In January 1997, the Company began work on a multi-center clinical trial, with a total estimated budget in excess of $1,000,000, which will be performed in Europe.

     The Company derives a significant portion of its revenue from a relatively limited number of projects or clients. Concentrations of business in the CRO industry are typical, and the Company is likely to experience such concentrations in 1997 and future years. In 1995, four clients each accounted for more than 10% of the Company's total revenue, or 27%, 19%, 12% and 11%, respectively. In 1996, five clients each accounted for more than 10% of the Company's total revenue, or 23%, 17%, 13%, 11% and 11%. The Company's total revenues for 1995 and 1996 were provided from 16 and 20 separate clients, respectively.

COMPETITION

     The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, ability to manage large, complex medical databases, ability to provide statistical and regulatory services, ability to recruit investigators, ability to integrate information technology with systems to improve the efficiency of contract research, an international presence, financial viability and price. The Company believes that it competes favorably in these areas with the exception of a significant international presence.

     The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Some of the largest CROs are Covance, Inc., Quintiles Transnational Corporation, Parexel International Corporation, PPD Pharmaco, Inc. and ClinTrials Research, Inc. The trend toward CRO industry consolidation has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well as a trend toward the concentration by pharmaceutical companies of outsourcing among fewer CROs has led to heightened competition for CRO contracts.

GOVERNMENT REGULATION

     The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of these regulations is to ensure that only those products which have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products, and post-marketing requirements. Pursuant to these regulations, CROs that assume obligations of a drug sponsor are required to comply with applicable regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA, although the FDA in the last four years has made some modifications to expedite certain processes and recent legislative initiatives have been proposed to accelerate that trend. The Company believes that many pharmaceutical, biotechnology and medical device companies do not have the staff and/or the available expertise to comply with all of the regulations and standards, and this has contributed and will continue to contribute to the growth of the CRO industry.

     The services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries can be less comprehensive than regulation present in the United States. The Company is obligated to comply with FDA regulations governing such activities as selecting qualified investigators, obtaining required forms from investigators, recruiting patients, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug/device accountability, and instructing investigators to maintain records and reports. The Company must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA. The FDA has the authority to audit the Company's compliance with Federal regulations and guidelines, and if such audits document that the Company has failed to adequately comply, it could have a material adverse effect on the Company. In addition, the Company's failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company, including, without limitation, damage to the Company's reputation.

INTELLECTUAL PROPERTY

     The Company has registered CLINICO/(R)/ as a service mark with the United States Patent and Trademark Office.

EMPLOYEES

     At December 31, 1996, the Company had approximately 150 employees, approximately 50 of which were full-time.


ITEM 2.   DESCRIPTION OF PROPERTY

     In October 1996, in order to accommodate the growth in its business and operations, the Company leased approximately 15,200 square feet for a five-year term in Austin, Texas. The Company moved its corporate offices to this location in December 1996. In connection with this lease the Company has also exercised a right of first refusal on an adjacent 6,200 square feet. The Company believes it will not encounter any unusual difficulty obtaining additional leased office space at acceptable terms and rates if required for future expansion. The Company also leases office space in London.


ITEM 3.   LEGAL PROCEEDINGS

     The Company and Mr. Robert S. Sammis, Executive Vice President of the Company, were both named as defendants in a lawsuit filed by Barton Research, Inc. ("Barton"), the former employer of Mr. Sammis and of Mr. Thomas P. O'Donnell, the Company's Chief Executive Officer. In August 1994, Barton filed the lawsuit, styled Barton Research, Inc. vs. Robert Sammis, Cause No. 94-09866, 98th Judicial District Court of Travis County, Texas, against Mr. Sammis. The Company agreed to indemnify Mr. Sammis with respect to the lawsuit. In October 1996, Barton filed an amended petition naming Clinicor as a defendant in the lawsuit. Among other things, the lawsuit alleged that Mr. Sammis breached fiduciary duties owed to Barton and committed fraud against Barton, that Messrs. Sammis and O'Donnell and the Company tortiously interfered with Barton's business relationships and that Messrs. Sammis and O'Donnell and Clinicor, among others, conspired to damage and destroy Barton. In April 1997, the parties agreed to settle the lawsuit and a related third-party action brought by Mr. Sammis. Pursuant to the settlement, Clinicor agreed to pay $200,000 to the plaintiffs no later than April 23, 1997, and the parties executed full and final releases of all claims brought in the litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective November 7, 1996, a majority of the holders of Common Stock of the Company, together with all of the holders of the Preferred Stock of the Company, took action by written consent to increase the number of directors of the Company from three to five and to elect all of the existing members of the Board of Directors to serve as Directors until their respective successors are chosen and qualify. The Directors elected at the meeting by the holders of Common Stock were Arthur P. Haag, Thomas P. O'Donnell and Robert S. Sammis, all of whom had previously been Directors of the Company. The holders of the Company's Preferred Stock elected Dr. Zola P. Horovitz and Dr. Stuart Weisbrod to serve as Directors. The action by written consent was in lieu of a special meeting of shareholders.


                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock has, since March 1995, traded on the Over-the-Counter Bulletin Board ("OTCBB"). Set forth below for the fiscal quarters indicated are the range of high and low bids of the Common Stock on the OTCBB:


                              1995                     1996
                              ----                     ----
                       High          Low        High          Low
                       -----        -----       -----        -----
First Quarter          4-3/4        3           2-1/4        1-1/2
Second Quarter         4-1/4        2           4-5/8        1-7/8
Third Quarter          3-5/8        2           4            2-5/8
Fourth Quarter         3-1/2        1-3/4       4-3/8        3-1/16

The foregoing quotations, which were obtained from Bridge Information Systems, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 21, 1997, there were 61 shareholders of record of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock without the consent of the holders of at least two-thirds of the Company's Preferred Stock.

     The Company has made the following sales of its Common Stock and Preferred Stock during the fiscal year ended December 31, 1996. None of the sales have involved the use of underwriters.

                                        Amount of
     Date of Sale           Class of    Securities                           Total
     or Issuance           Securities    (Shares)      Purchasers        Consideration
     ------------          ----------   ----------     ----------        -------------
1. October 1995 through    Common         573,400   28 individuals       $1,433,500.00
   February 1996                                    and entities

2. May 1996                Common          12,000   1 entity             services rendered

3. July 1996               Preferred        3,500   4 entities           $3,500,000.00

4. December 1996           Preferred          131   4 entities           dividend

     Sales pursuant to item 1 were made in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. A Form D was timely filed with respect to such offering. Purchasers in the offering included eight unaccredited investors and 20 accredited investors. There was no general solicitation or advertising involved in the offering, and all offerees received extensive disclosure materials. Based upon questionnaires completed by the investors, the issuer believes that each purchaser who was not an accredited investor had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the Company. All purchasers received stock certificates with restrictive legends indicating that the shares represented thereby had not been registered under the Securities Act of 1933 and could not be assigned or transferred absent registration or an exemption therefrom. The transaction described in item 1 above also included the sale of Warrants and the issuance of Sales Agent Warrants. For a description of the Warrants and Sales Agent Warrants, see Note 9 of Notes to Financial Statements.

     The sale pursuant to item 2 above was made in reliance upon Section 4(2) of the Securities Act of 1933. Based upon representations made by the purchaser of the stock, the Company believes that such purchaser has sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the Company. The purchaser received a stock certificate legended in the manner described above.

     Sales pursuant to item 3 above were made in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. A Form D was timely filed with respect thereto. The purchasers consisted of four investment funds, each of which was accredited. Extensive due diligence was conducted in connection with the sale by the purchasers and their legal counsel. Certificates representing securities issued pursuant to item 3 bore restrictive legends, as described above. For a description of the terms of the Preferred Stock, see Note 8 of Notes to Financial Statements.

     The issuance described in item 4 above was a scheduled dividend on the Company's outstanding shares of Preferred Stock. The Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The recipients of the Preferred Stock dividend are the same four purchasers which purchased the Preferred Stock pursuant to item 3 above. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividend bore restrictive legends, as described above. For a description of the terms of the Preferred Stock, see Note 8 of Notes to Financial Statements.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Portions of this report, including portions of Management's Discussion and Analysis or Plan of Operation, contain certain "forward-looking" statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make oral and other written forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors set out in the following section.

RISK FACTORS

     Operating History; Unprofitability.  The Company was organized in September
     ----------------------------------
1992. As of December 31, 1996, the Company had an accumulated deficit of $3,735,349 and had reported net losses since its organization, including net losses of $1,177,226 and $1,966,196 for the years ended December 31, 1995 and 1996, respectively. There can be no assurance that the Company will be able to operate profitably in the future. See the discussion in the remainder of this
Item 6, below.

     Loss of Clinical Research Contracts.  Clients of the Company generally have
     -----------------------------------
the right to terminate a clinical research contract upon 60 to 90 days notice, potentially causing periods of excess capacity and reductions in service revenue and net income. Contracts may be terminated for various reasons, including unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial. The loss of a large contract or the simultaneous loss of multiple contracts could result in unplanned periods of excess capacity and materially and adversely affect the Company's backlog, revenue and profitability. In most instances, if a contract is terminated, the Company is entitled to receive revenue earned to date. However, since the Company's contracts are predominantly fixed price contracts, the Company bears the risk of cost overruns. See "Description of Business--Clients" and the discussion in the remainder of this Item 6, below.

    Dependence on Certain Industries and Clients.  The Company provides services
    --------------------------------------------
primarily to the pharmaceutical and biotechnology industries. Accordingly, the Company's service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited, and concentrations of business in the CRO industry are not uncommon. In fiscal 1995, the Company's top four clients accounted for 69% of the Company's revenue. In fiscal 1996, the Company's top five clients accounted for 75% of the Company's revenue. The Company is likely to continue to derive a substantial portion of its revenue from a relatively limited number of major projects or clients. The loss of business from a significant client could have a material adverse effect on the Company. Additionally, the Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource the performance and analysis of clinical research projects to independent outside organizations. A reversal or slowing of this trend could have a material adverse effect on the Company. See "Description of Business--Clients."

     Impact of Government Regulation; Compliance with Regulatory Standards.  The
     ---------------------------------------------------------------------
market for the Company's services depends upon the comprehensive government regulation of the drug development process. In the United States, the historical trend has been in the direction of continued or increased regulation by the FDA and other governmental agencies, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards as are in effect for conventional drugs. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material and adverse affect on the Company, including damage to the Company's reputation in the CRO industry. See "Description of Business--Government Regulation."

     Competition; Industry Consolidation.  The CRO industry is not capital
     -----------------------------------
intensive and the financial costs of entry into this industry are relatively low. The industry, therefore, is highly fragmented with many small, limited-service providers in addition to several medium-sized CROs and a few large, full-service CROs with global operations. Clinicor competes primarily against other CROs, pharmaceutical companies' in-house research departments, and universities and teaching hospitals, many of which have substantially greater financial and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will
be able to compete favorably in these areas.   Competitive pressures have
resulted in an increasing consolidation of the CRO industry, which is likely to result in heightened competition among the larger CROs for both clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry as well as a trend by pharmaceutical companies of outsourcing among fewer CROs has led to heightened competition for CRO contracts. Increased competition may lead to price and other forms of competition that may affect the Company's profit margins. See "Description of Business--Competition."

     Fluctuation in Quarterly Operating Results; Potential Volatility of Stock
     -------------------------------------------------------------------------
Price.  The Company's quarterly operating results have fluctuated as a result of
-----
factors such as client delays in implementing particular clinical trials and the costs associated with start-up operations. Because a high percentage of the Company's operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for future quarters. In addition, the market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Investors in the Company's Common Stock must be willing to bear the risk of such fluctuations in earnings and stock price.

     Potential Liability from Operations.  Clinical trials involve the testing
     -----------------------------------
of approved and experimental drugs on human volunteers pursuant to study protocols. Such testing involves a risk of liability for personal injury or death to participants due to, among other reasons, possible unforeseen adverse reactions or side effects. The Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials. Additionally, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to trial participants. As a result, the Company may be subject to claims arising from professional malpractice of such physicians. The Company does not carry insurance against the aforementioned risks. The Company attempts to manage its liability risk through contractual indemnification provisions with clients and its physician investigators. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The financial position of the Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or where the indemnifying party does not fulfill its indemnification obligations.

     Potential Adverse Impact of Health Care Reform.  In the last several years,
     ----------------------------------------------
several comprehensive health care reform proposals have been introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and control growing health care costs. While none of the proposals were adopted, health care reform may again be addressed by the U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. See "Description of Business--Clients." Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

     Dependence on Personnel.  The Company relies on a number of key executives,
     -----------------------
including Thomas P. O'Donnell, its President, Chief Executive Officer and Chairman, and Robert S. Sammis, its Executive Vice President and Chief Operating Officer, upon both of whom the Company maintains key man life insurance. The loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. See "Description of Business--Services." The level of competition among employers for skilled personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. There can be no assurance the Company will be able to continue to attract and retain sufficient numbers of qualified personnel.

     Management of Business Expansion; Need for Improved Systems; Expansion of
     -------------------------------------------------------------------------
Foreign Operations.  Since the Company was organized, its business and
------------------
operations have experienced substantial expansion. The Company believes that such expansion places a strain on operational, human and financial resources.
In order to manage such expansion, the Company must continue to improve on its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of adjusting to differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. Failure of the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

OVERVIEW

     The Company is a contract research organization ("CRO") providing Phase I through Phase IV clinical trials management, monitoring, regulatory consulting and data management services for the pharmaceutical, biotechnology and medical device industries. Most of the Company's competitors provide study monitoring, consulting and data management services. Clinicor provides these services in addition to managing clinical trials, including recruitment of eligible patients. The Company commenced operations in September 1992 and has achieved its growth through internal development.

       The Company's contracts for services generally vary from a few months to over one year in duration. A portion of the contract fee is typically required to be paid when the contract is initiated, with the balance payable in installments over the contract's duration. The installment payments are either performance-based, relating payment to previously negotiated events such as patient enrollment, patient completion or delivery of databases, or periodic, based on personnel fees and actual expenses, typically billed on a monthly basis.

       Clients generally may terminate or delay the performance of a contract, potentially causing periods of excess capacity and reductions in service revenue and net income. Trials may be terminated or delayed for a variety of reasons, including unexpected or undesired results, production problems resulting in shortages of the product or delays in supplying the product, adverse patient reaction to the product, or the client's decision to de-emphasize a particular trial. If a trial is terminated, the contract generally provides for a short continuation or wind-down period, as the Company manages required investigator obligations through the termination date; therefore, the Company is typically entitled to all amounts owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, contracts may require the payment of a separate, early termination fee, the amount of which usually declines as the trial progresses.

       Revenue from contracts is recognized as work is performed. Some contracts contain a fixed price per patient plus either fixed or variable fees for additional service components such as monitoring, project management, advertising, travel, data management, consulting and report writing. Other contracts are time and materials based. Payments received on contracts in excess of amounts earned are recorded as deferred revenue.

       The Company's backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and which generally specify completion dates within 24 months. To qualify as "backlog," anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon client commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. At December 31, 1995 and 1996, the Company's backlog was approximately $7.5 million and $16.5 million, respectively. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

       Direct costs include project personnel costs, investigator fees, patient stipends, contractors' fees, laboratory costs, medical supply costs, patient recruitment costs and any study-related reimbursable costs. Selling, general and administrative expenses consist primarily of compensation and benefits, selling, general and administrative personnel, professional services, facility costs for the Company's corporate headquarters, equipment, information systems and other overhead items.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated, certain items included in the Company's audited statements of operations for the years ended December 31, 1995, and 1996, and the percentage of revenues for each item. The trends illustrated in the following table may not be indicative of future results.

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------

                                                  1995                     1996
                                        ----------------------------------------------

Service revenue                         $ 2,005,582    100.0 %   $ 3,581,402      100%
                                        -----------              -----------
Operating costs and expenses
   Direct costs                           1,790,861     89.3 %     2,291,075     64.0 %
   Selling, general and administrative    1,303,437     65.0 %     3,104,355     86.7 %
   Depreciation and amortization             60,217      3.0 %       157,597      4.4 %
                                        -----------              -----------
Total operating costs and expenses        3,154,515    157.3 %     5,553,027    155.1 %
                                        -----------              -----------
Loss from operations                     (1,148,933)   (57.3)%    (1,971,625)   (55.1)%
Interest income (expense), net              (28,293)    (1.4)%         5,429       .02%
                                        -----------              -----------
Net loss                                $(1,177,226)   (58.7)%   $(1,966,196)   (54.9)%
                                        ===========              ===========

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------

     Service revenue increased $1,575,000, or 79 percent, from $2,006,000 to $3,581,000 for the year ended December 31, 1995 and 1996, respectively. The increase is attributable primarily to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management and consulting engagements. During 1995, most of the Company's revenues arose from fixed price per patient contracts. Beginning in 1996, the Company is entering into more time and materials contracts and expects this trend to continue.

     Direct costs increased from $1,791,000 for the year ended December 31, 1995 to $2,291,000 for the year ended December 31, 1996, an increase of $500,000, or 28 percent. The increase in direct costs is attributable to a $240,000 increase in project personnel costs resulting from the addition of 21 full time study, patient and data management staff, a $160,000 increase in consulting fees and a $100,000 increase in contract monitoring expense due primarily to the use of contract monitors on a project in Mexico. Direct costs represent 64 percent of service revenue for the year ended December 31, 1996, compared to 89 percent for the same period in

1995. The reduced percentage of direct costs to service revenue resulted from higher profit margins realized in 1996 due to improving utilization of project personnel. As the Company's backlog and revenue base have grown, project personnel have been added, and the Company increased utilization of contract consultants. There is typically a lag from the time project personnel are hired and related personnel expenses are incurred until those personnel can be profitably utilized on studies. Management anticipates this trend will continue during the first half of 1997.

     Selling, general and administrative expense increased $1,801,000, or 138 percent, from $1,303,000 (65 percent of revenue) to $3,104,000 (87 percent of revenue) for the year ended December 31, 1995 and 1996, respectively.
The increase in selling, general and administrative expense is attributable to a $550,000 increase in related personnel costs resulting from the addition of 12 finance, information technology, marketing and administrative employees. Non-employee costs such as travel, trade shows, printed materials, etc. increased $470,00 during 1996. The Company has historically invested in business promotion activities in order to build its client base and study contract backlog. It is the Company's policy to expense these costs as they are incurred. During 1996, a noncash charge of approximately $535,000 for compensation expense was recorded in selling, general and administrative expense relating to certain performance based stock options as well as options granted with strike prices below fair market value. This charge did not affect the Company's net worth. In early 1997 the vesting provisions were restated. As a result, future compensation expense will be limited to a total of approximately $160,000 in 1997 and 1998. The compensation expense recorded in 1995 related to stock options was $45,000. Also included in selling, general and administrative expense in 1996 was $243,000 related to litigation against the Company and an officer and director. This matter was settled subsequent to December 31, 1996, and all costs related thereto were accrued at year end.

     Management expects selling, general and administrative expenses to decrease as a percentage of sales during 1997 as the sales base increases and expenses to develop the Company's infrastructure decrease.

     Depreciation and amortization expense increased $98,000, or 163 percent, from $60,000 to $158,000 from 1995 to 1996. This increase is a result of purchasing approximately $1 million in property, plant and equipment during 1996. Included in the capital purchases were additions to the Company's computer information systems and facility expansion costs related to the Company's expanded corporate headquarters.

     Interest income/(expense), net for 1996 totaled $5,000 of income as a result of earnings on the Company's working capital invested in a money market account and the certificate of deposit held as collateral on the line of credit offset by interest expense on the line of credit. Interest income/(expense), net in 1995 was a net expense of $28,000.

     The Company has not recorded an income tax benefit in either 1995 or 1996 as a result of its operating losses due to the uncertainty that the loss carryforwards will be utilized. Due to the sales of stock during 1995 and 1996, the annual utilization of these loss carryforwards will be limited.

     The net loss was $1,177,226 in 1995 and $1,966,196 in 1996. The net loss applicable to common shareholders per share was $0.36 and $0.52 in 1995 and 1996, respectively. The preferred stock dividend of $131,444 increased the loss applicable to common shareholders in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the years ended December 31, 1995 and 1996, was $1,536,000 and $2,018,000, respectively. The increase in net cash used is attributable to increases in accounts receivable and to a lesser extent to the increased operating loss in 1996.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by the changes in levels of billed and unbilled accounts receivable, net of amounts billed representing unearned revenue. Accounts receivable increased from $634,000 at December 31, 1995 to $1,490,000 at December 31, 1996. The $856,000, or 135 percent, increase is a result of higher revenues in 1996 and timing of payments by sponsors. Cash collections for the year ended December 31, 1996, totaled $2,700,000.

     Since its inception, the Company has financed its operations and growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital lease obligations and lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements and information systems in addition to medical and office equipment. The Company expects purchases of property and equipment in 1997 to be significantly less than 1996 levels. Late in 1996, the Company leased new office space (22,000 square feet) to house its Austin operations.

     On February 27, 1995, Clinicor was merged into a non-reporting publicly held, inactive Nevada corporation ("Pegasus") in a reverse merger transaction which has been accounted for in a manner similar to a "pooling of interests." Immediately prior to its merger with the Company, Pegasus issued 750,000 shares of Common Stock for total proceeds of $750,000. Effective September 15, 1995, the Company initiated a private placement offering, which concluded on February 16, 1996. In connection with the offering, the Company sold 573,400 Units consisting of shares of Common Stock and Warrants, for gross proceeds of $1,434,000, which provided the Company net proceeds of $1,274,000 after deducting related offering expenses and commissions.

     On July 15, 1996, the Company sold 3,500 shares of Preferred Stock to institutional investors for gross proceeds of $3,500,000, which provided the Company net proceeds of approximately $3,180,000 after deducting related issuance expenses of approximately $320,000, including $125,000 of expense to cancel preemptive rights held by certain shareholders.

     In September 1996, the Company obtained a one-year $1,000,000 secured line of credit with an independent financial institution of which $850,000 was outstanding as of December 31, 1996. The line of credit is secured by a $1,000,000 certificate of deposit. Based on increases in the Company's backlog and revenues, Management anticipates the Company will need additional working capital funds to finance accounts receivable during 1997. The Company has initiated discussions to increase the maximum borrowing limits and modify the collateralization terms for the line of credit in order to provide additional working capital funds. There can be no assurances that the Company will be able to obtain additional working capital funds under acceptable terms.

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements:
                                                                         Page
                                                                      ----------

   Report of Price Waterhouse LLP, Independent Accountants            F-1

   Report of BDO Seidman, LLP, Independent Certified
     Public Accountants                                               F-2

   Balance Sheet - December 31, 1995 and 1996                         F-3

   Statement of Operations - Years ended December 31, 1995 and 1996   F-4

   Statement of Shareholders' Equity - December 31, 1995 and 1996     F-5

   Statement of Cash Flows - Years ended December 31, 1995 and 1996   F-6

   Notes to Financial Statements                                      F-7 - F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On December 2, 1996, the Company dismissed BDO Seidman, LLP as its independent public accountant and retained Price Waterhouse LLP. Neither of BDO Seidman's reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.


                                   PART III

   The Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") not later than April 30, 1997, and certain information included therein is incorporated herein by reference.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information regarding the Company's directors and executive officers required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Election of Directors" and "Management."

   The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company required by this
Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934."

ITEM 10.  EXECUTIVE COMPENSATION

   The information regarding compensation of directors and executive officers of the Company required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference to the section in the Company's Proxy Statement entitled "Ownership of Common Stock and Preferred Stock."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Certain Transactions."


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS.

        2       Not applicable

        3(a)    Articles of Incorporation, as amended*

        3(b)    Amended and Restated Bylaws*

        4(a) Stock Purchase Agreement dated as of July 15, 1996 between the registrant and Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc.*

        4(b) Certificate of Amendment of Articles of Incorporation of the registrant, incorporated herein by reference to Exhibit 3(a)*

        4(c) Amended and Restated Bylaws of the registrant, incorporated herein by reference to Exhibit 3(b)*

        4(d)    Terms of Warrants issued by the registrant*

        4(e) Registration Rights Agreement effective December 1, 1995 by and among the registrant and certain individuals and entities*

        4(f)    Sales Agent Warrant dated May 20, 1996 issued to SJ Capital,
                Inc.*

        4(g) Preemptive Rights Agreement effective February 27, 1995 among the registrant and Randolph Haag, Russell Armstrong and Irawan Onggara*

        4(h) Settlement Agreement dated as of July 8, 1996 between the registrant and Russell Armstrong, Irawan Onggara and Century Financial Partners, Inc.*

        9       Not applicable

        10(a) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and Steven
                J. Dell, M.D.*

        10(b) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and William M. Ramsdell, M.D.*

        10(c) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and David Shulman, M.D.*

____________________
    *Incorporated herein by reference to the exhibit with the same number previously filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997.

        10(d) Sales Agent Agreement effective September 15, 1995 between the registrant and SJ Capital, Inc.*

        10(e) Agreement and Plan of Merger effective February 27, 1995 between Pegasus Tax and Financial Planning Services, Inc., Randolph Haag, Russell Armstrong, Clinicor, Inc., Robert S. Sammis and Thomas P. O'Donnell*

        10(f) Covenant Not to Compete Agreement effective February 27, 1995 among the registrant, Thomas P. O'Donnell and Robert S. Sammis*

        10(g) Statement Regarding Employee Proprietary Information and Inventions Agreement dated February 27, 1995 between the registrant and Thomas P. O'Donnell*

        10(h) Statement Regarding Employee Proprietary Information and Inventions Agreement dated February 27, 1995 between the registrant and Robert S. Sammis*

        10(i) Agreement dated March 5, 1996 between the registrant and Randolph J. Haag*

        10(j) Option Agreement dated March 5, 1996 between the registrant and Randolph J. Haag*

        10(k)   Clinicor, Inc. 1995 Employee and Consultant Stock Option
                Plan*/**

        10(l) Stock Option Agreement dated February 27, 1995 between the registrant and Thomas P. O'Donnell*/**

        10(m) Stock Option Agreement dated February 27, 1995 between the registrant and Robert S. Sammis*/**

        10(n) Employment Agreement dated July 15, 1996 between the registrant and Thomas P. O'Donnell*/**

        10(o) Employment Agreement dated July 15, 1996 between the registrant and Robert S. Sammis*/**

        10(p) Employment Agreement dated May 1, 1995 between the registrant and Robert M. Day*/**

        10(q) Unsecured Note dated October 1, 1995 executed by the registrant and payable to Robert Sammis*

        10(r) Unsecured Note dated October 1, 1995 executed by the registrant and payable to Patricia J. O'Donnell*

        10(s) Letter Agreement dated August 21, 1996 between the registrant and Zola P. Horovitz*/**

        10(t) Lease dated October 23, 1996 between the registrant and Lake Austin Commons, Ltd.*

        10(u) First Amendment to Office Lease Agreement dated November 21, 1996 between the registrant and Lake Austin Commons, Ltd.

____________________
    *Incorporated herein by reference to the exhibit with the same number previously filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997.
   **A management contract or compensatory plan required to be filed as an exhibit to Form 10-KSB.

        10(v) Unsecured Promissory Note dated December 31, 1996 executed by Thomas P. O'Donnell and payable to the registrant

        10(w) Agreement Regarding Option Grant effective January 1, 1997 between the registrant and Thomas P. O'Donnell**

        10(x) Agreement Regarding Option Grant effective January 1, 1997 between the registrant and Robert S. Sammis**

        11      Not applicable

        13      Not applicable

        16      Letter on Change in Certifying Accountant*

        18      Not applicable

        21      Not applicable

        22      Not applicable

        23      Not applicable

        24      Not applicable

        27      Financial Data Schedule

        99      Not applicable

____________________
    *Incorporated herein by reference to the exhibit with the same number previously filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997.

   **A management contract or compensatory plan required to be filed as an exhibit to Form 10-KSB.

(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLINICOR, INC.


Date  April 14, 1997                      By /s/ Thomas P. O'Donnell
      ------------------                    ------------------------------------
                                            Thomas P. O'Donnell
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                  Date
         ---------                         -----                  ----


/s/ Thomas P. O'Donnell        Chairman of the Board, President,  April 14, 1997
-------------------------      Chief Executive Officer, Director  --------------
(Thomas P. O'Donnell)

/s/ Robert S. Sammis            Executive Vice President, Chief   April 14, 1997
-------------------------        Operating Officer, Secretary,    --------------
(Robert S. Sammis)                         Director


/s/ Arthur P. Haag                         Director               April 14, 1997
-------------------------                                         --------------
(Arthur P. Haag)


/s/ Stuart T. Weisbrod                     Director               April 14, 1997
-------------------------                                         --------------
(Stuart T. Weisbrod, Ph.D.)


/s/ Zola P. Horovitz                       Director               April 14, 1997
-------------------------                                         --------------
(Zola P. Horovitz, Ph.D.)


/s/ Amy B. Russell               Principal Financial Officer,     April 14, 1997
-------------------------                 Controller              --------------
(Amy B. Russell)

                       Report of Independent Accountants



To the Board of Directors and
  Shareholders of Clinicor, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Austin, Texas
April 9, 1997

Independent Auditors' Report

Clinicor, Inc.
Board of Directors
Austin, Texas

We have audited the accompanying balance sheet of Clinicor, Inc. (the "Company") as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1995, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  BDO Seidman, LLP

Austin, Texas
April 18, 1996, except for
 Note 8 which is as of July 16, 1996

CLINICOR, INC.
BALANCE SHEET

------------------------------------------------------------------------------------------------------

                                                                            December 31,   December 31,
                                                                                1995           1996
                                                                            -----------    -----------
Assets
Current assets:
    Cash, restricted cash and cash equivalents (Note 1)                     $   267,281    $ 1,483,974
    Accounts receivable (Notes 2 and 10)                                        633,540      1,489,555
    Prepaid and other current assets                                              7,570        143,992
                                                                            -----------    -----------
      Total current assets                                                      908,391      3,117,521

Property and equipment, net (Note 3)                                            192,897      1,118,877

Other assets                                                                      6,445         39,739
                                                                            -----------    -----------
      Total assets                                                          $ 1,107,733    $ 4,276,137
                                                                            ===========    ===========

Liabilities and shareholders' equity

Current liabilities:
    Current portion of obligations under capital leases (Note 6)            $    25,751    $    11,733
    Accounts payable                                                            495,301        574,113
    Accrued liabilities                                                         133,239        313,751
    Accrued payroll and payroll taxes                                           168,990        200,641
    Line of credit (Note 4)                                                           -        850,000
    Deferred revenue                                                             45,000         35,000
    Notes payable to shareholders (Note 5)                                      181,000        181,000
                                                                            -----------    -----------
      Total current liabilities                                               1,049,281      2,166,238

Obligations under capital leases, less current portion (Note 6)                  35,167         16,047
                                                                            -----------    -----------
      Total liabilities                                                       1,084,448      2,182,285
                                                                            -----------    -----------
Commitments and contingencies (Note 6)

Shareholders' equity (Notes 8 and 9):
    Common stock, $0.001 par value, 75,000,000 shares authorized,
      3,939,000 and 4,086,400 shares issued and outstanding, respectively         3,939          4,086
    Convertible preferred stock, no par value, 5,181 shares authorized,
      0 and 3,631 shares issued and outstanding, respectively                         -      3,631,000
    Additional paid-in capital                                                1,938,499      2,418,915
    Deferred compensation                                                      (150,000)      (224,800)
    Accumulated deficit                                                      (1,769,153)    (3,735,349)
                                                                            -----------    -----------
      Total shareholders' equity                                                 23,285      2,093,852
                                                                            -----------    -----------
      Total liabilities and shareholders' equity                            $ 1,107,733    $ 4,276,137
                                                                            ===========    ===========


The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATIONS

----------------------------------------------------------------------------------------------

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1995              1996
                                                                    ----              ----

   Service revenue                                             $ 2,005,582         $ 3,581,402
                                                               -----------         -----------
   Operating costs and expenses:
       Direct costs                                              1,790,861           2,291,075
       Selling, general and administrative                       1,303,437           3,104,355
       Depreciation and amortization                                60,217             157,597
                                                               -----------         -----------
         Total operating costs and expenses                      3,154,515           5,553,027

   Loss from operations                                         (1,148,933)         (1,971,625)

   Other income and expenses:
       Interest income                                                   -              49,851
       Interest expense                                             28,293              44,422
                                                               -----------         -----------
         Other income and expenses                                 (28,293)              5,429
                                                               -----------         -----------
   NET LOSS                                                    $(1,177,226)        $(1,966,196)
                                                               ===========         ===========

   Net loss                                                    $(1,177,226)        $(1,966,196)
   Preferred stock dividends                                             -            (131,444)
                                                               -----------         -----------
   Net loss applicable to common stock                         $(1,177,226)        $(2,097,640)
                                                               ===========         ===========
   NET LOSS APPLICABLE TO COMMON STOCK PER SHARE               $     (0.36)        $     (0.52)
                                                               ===========         ===========

   WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES EQUIVALENT OUTSTANDING                             3,262,690           4,059,433
                                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                                       Convertible Additional
                                               Common        Stock      Preferred   Paid-In     Deferred   Accumulated
                                               Shares        Amount      Stock      Capital   Compensation   Deficit     Total
                                              ---------     -------    --------    ---------  ------------ -----------   -----

Balance at December 31, 1994                  2,183,500    $  3,421    $      -    $  30,329  $      -     $ (591,927)  $ (558,177)

Common stock issued on
  February 27, 1995 (Note 9)                    750,000         750           -      749,250          -             -      750,000
Common stock retired on
  February 27, 1995 (Note 9)                 (1,500,000)     (1,500)          -        1,500          -             -            -
Conversion of common stock in
  connection with the
  February 27, 1995 merger (Note 9):
      Common stock retired                      (12,500)     (1,250)          -        1,250          -             -            -
      Common stock issued                     2,080,000       2,080           -       (2,080)         -             -            -
Common stock issued in connection with the
   Company's private placement dated-
   September 15, 1995 (Note 9)                  438,000         438           -      963,250          -             -      963,688
Deferred stock option compensation                    -           -           -      195,000   (195,000)            -            -
Amortization of deferred compensation                 -           -           -            -     45,000             -       45,000
Net loss                                              -           -           -            -          -    (1,177,226)  (1,177,226)
                                              ---------     -------  ----------    ---------   --------    ----------   ----------
Balance at December 31, 1995                  3,939,000       3,939           -    1,938,499   (150,000)   (1,769,153)      23,285

Common stock issued in connection with
   the continuation of the Company's
   private placement dated
   September 15, 1995 (Note 9)                  135,400         135           -      309,715          -             -      309,850
Common stock issued on May 20, 1996              12,000          12           -       11,988          -             -       12,000
Convertible preferred stock issued on
  July 15, 1996, 3,500 shares, net (Note 8)           -           -   3,500,000     (319,823)          -            -    3,180,177
Deferred stock option compensation                    -           -           -      609,980    (609,980)           -            -
Amortization of deferred compensation                 -           -           -            -     535,180            -      109,740
Dividends on convertible preferred stock              -           -     131,000     (131,444)          -            -         (444)
Net loss                                              -           -           -            -           -   (1,966,196)  (1,966,196)
                                              ---------    --------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1996                  4,086,400    $  4,086  $3,631,000   $2,418,915  $ (224,800)  $(3,735,349) $2,093,852
                                              =========    ========  ==========   ==========  ==========   ===========  ==========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------

                                                               Years Ended December 31,
                                                              --------------------------
                                                                   1995          1996
                                                              -----------    -----------
Operating activities:

   Net loss                                                   $(1,177,226)   $(1,966,196)
   Adjustments to reconcile net loss to cash used in
    operating activities:
       Depreciation and amortization                               60,217        157,597
       Noncash stock option compensation expense                   45,000        535,180
       Net changes in assets and liabilities:
           Accounts receivable                                   (306,803)      (856,015)
           Prepaid expenses and other assets                          546       (169,716)
           Accounts payable                                      (130,261)        78,812
           Accrued liabilities                                    (52,837)       180,512
           Accrued payroll and payroll taxes                      (19,879)        31,651
           Deferred revenue                                        45,000        (10,000)
                                                              -----------    -----------
Net cash used in operating activities                          (1,536,243)    (2,018,175)
                                                              -----------    -----------
Investing activities:
   Purchases of property and equipment                            (54,964)    (1,094,040)
                                                              -----------    -----------
Financing activities:
   Payments on capital leases                                     (50,125)       (23,119)
   Proceeds from notes payable to shareholders                    181,000              -
   Net proceeds from issuing common stock                       1,713,688        321,850
   Net proceeds from issuing preferred stock                            -      3,180,177
   Borrowings under line of credit                                      -        850,000
   Restricted cash securing line of credit (Note 4)                     -     (1,009,840)
                                                              -----------    -----------
Net cash provided by financing activities                       1,844,563      3,319,068
                                                              -----------    -----------
Net increase in unrestricted cash and cash equivalents            253,356        206,853
Unrestricted cash and cash equivalents at beginning of year        13,925        267,281
                                                              -----------    -----------
Unrestricted cash and cash equivalents at end of year         $   267,281    $   474,134
                                                              ===========    ===========
Supplemental cash flow disclosures:

   Interest paid                                              $    23,556    $    29,942
                                                              ===========    ===========
   Non-cash financing activities:
     Preferred stock dividends                                $         -    $   131,000
                                                              ===========    ===========



The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

         DESCRIPTION OF BUSINESS

         Clinicor, Inc. ("Clinicor" or the "Company") is a contract research organization serving companies in the pharmaceutical, biotechnology and medical device industries. Clinicor manages, monitors and performs clinical trials which are studies of investigational drugs and medical devices performed with human patients to support sponsors' applications to the Food and Drug Administration and other governmental authorities. The Company operates in one business segment.

         BASIS OF PRESENTATION

         On February 27, 1995, Clinicor was merged into a non-reporting publicly held, inactive Nevada corporation ("Pegasus") in a reverse merger transaction (the "Merger") which has been accounted for as a "pooling of interests." The surviving corporation assumed the name Clinicor, Inc., and effective January 13, 1997, became a publicly reporting company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH, RESTRICTED CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist primarily of funds invested in short-term interest bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

         Included in cash, restricted cash and cash equivalents at December 31, 1996, is a $1,009,840 certificate of deposit pledged as collateral for the $1,000,000 revolving line of credit discussed in Note 4. This certificate of deposit is excluded from cash and cash equivalents for statement of cash flow purposes.

         CONCENTRATION OF CREDIT RISK

         Financial investments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable.

         The majority of the Company's customer base are large pharmaceutical companies. Although the Company is directly affected by the well being of the pharmaceutical industry, management does not believe significant credit risks existed at December 31, 1996.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the double-declining balance method and the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Repair and maintenance costs are charged to expense as incurred.

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         REVENUE RECOGNITION

         Fixed price contract revenue is recognized using the percentage of completion method based upon the ratio of services provided to date compared to total services to be provided under each contract. Revenue from other contracts is recognized as the services are provided. Losses on contracts, if any, are accrued when they become probable.

         Study contracts generally provide for payments based upon the achievement of defined benchmarks. Deferred revenue represents amounts invoiced prior to rendering the related services while unbilled revenue represents the billing value of services rendered prior to being invoiced. Substantially all the deferred revenue and unbilled revenue will be earned and billed, respectively, within one year.

         DIRECT COSTS

         Direct costs are direct expenses of performing studies, including compensation and related benefits for project personnel, investigator fees, patient stipends, laboratories, advertising, labor and other clinical costs.

         NET LOSS PER COMMON SHARE

         Net loss applicable to common stock per share has been calculated by dividing the Company's net loss applicable to common stock by the weighted average number of shares of the Company's outstanding common stock. Common stock equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

         INCOME TAXES

         Prior to the Merger, Clinicor was an S Corporation, as defined by the Internal Revenue Code (the "Code"), for income tax reporting purposes. Pegasus was a C Corporation, as defined by the Code. Subsequent to the Merger, the Company became a C Corporation for income tax reporting purposes. In accordance with the Code, Clinicor's premerger accumulated net operating loss of approximately $500,000 will not be available to the Company as a carry-forward to offset future taxable income.

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") under which deferred tax assets and liabilities are provided on differences between carrying value for financial reporting purposes and tax bases of assets and liabilities using the enacted tax rates. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         RECENT PRONOUNCEMENT

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on their estimated fair market value on the date of grant. The Company has opted to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         COMPARATIVE INFORMATION

         Certain amounts related to the prior year have been reclassified to conform to the current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE
----------------------------

         Accounts receivable consisted of the following at December 31:

                                                 1995          1996
                                               ---------   -----------
         Billed receivables                    $ 383,906   $ 1,145,076
         Unbilled receivables                    249,634       344,479
                                               ---------   -----------
                                               $ 633,540   $ 1,489,555
                                               =========   ===========

         The Company does not believe an allowance for doubtful accounts is necessary at December 31, 1996 or 1995.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consisted of the following at December 31:

                                                  1995         1996
                                               ---------   ----------
         Computer systems                      $ 153,504   $  549,596
         Leasehold improvements                       -       413,404
         Office equipment                         98,164      331,220
         Medical equipment                        57,717       57,987
                                               ---------    ---------
                                                 309,385    1,352,207
         Less accumulated depreciation
           and amortization                      116,488      233,330
                                               ---------   ----------
                                               $ 192,897   $1,118,877
                                               =========   ==========

         Depreciation expense was $56,534 and $153,914 for the years ended December 31, 1995 and 1996, respectively.

         Included in the December 31, 1995 and 1996 balances of equipment are $171,000 and $64,000, respectively, of assets acquired under capital leases. Accumulated depreciation of these assets was $63,000 and $35,000 at December 31, 1995 and 1996, respectively, and depreciation expense was $24,483 and $25,871, respectively, for the years ended December 31, 1995 and 1996.

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 4 - LINE OF CREDIT
-----------------------

         At December 31, 1996, the Company had a $1,000,000 secured revolving line of credit with a bank. Interest on the line accrues at the rate the bank offers on certificates of deposit for a similar term and amount, plus 150 basis points (6.22% at December 31, 1996). The line matures on September 30, 1997, and is collateralized by a $1,009,840 certificate of deposit at December 31, 1996. The Company has drawn $850,000 on this line of credit as of December 31, 1996.

NOTE 5 - NOTES PAYABLE TO SHAREHOLDERS
--------------------------------------

         Certain shareholders, including an officer and director, advanced $181,000 to the Company during 1995 under the terms of unsecured demand notes of the Company. The notes bear interest at 8% and at December 31, 1996, accrued interest payable in connection with these notes totaled $19,217.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases office space, computers and other equipment under noncancellable operating and capital lease agreements. These leases have expiration dates ranging from 1997 through 2001. Rent expense under operating leases totaled $71,000 and $81,000 for the years ended December 31, 1995 and 1996, respectively. During December 1996, the Company leased 21,634 square feet of new office space to house its expanding operations.

         Future minimum lease payments under all leases as of December 31, 1996 were as follows:

                                      Capital       Operating
                                      Leases          Leases
                                     ---------      ---------
                            1997     $ 14,778       $  366,088
                            1998       13,534          337,862
                            1999        4,231          323,284
                            2000            -          334,101
                            2001            -          344,918
                                     --------       ----------
   Total minimum lease payments        32,543       $1,706,253
                                                    ==========
   Less amount representing interest    4,763
                                     --------
   Present value of net minimum
     lease payments                    27,780

   Less current portion of capital
     lease obligations                 11,733
                                     --------
                                     $ 16,047
                                     ========

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         The Company and an officer and director whom the Company has indemnified were involved in a lawsuit brought by a former employer. Subsequent to December 31, 1996, this matter was resolved. Amounts expended during 1996 relating to the settlement and associated legal fees aggregated $243,000.

NOTE 7 - INCOME TAXES
---------------------

         At December 31, 1996, the Company had a net operating loss carryforward of approximately $2,300,000 for federal tax purposes. The carryforward along with smaller temporary differences including depreciation, miscellaneous accruals and deferred compensation result in a deferred tax asset of approximately $1,000,000. This asset has been fully reserved through a valuation allowance. Due to sales of stock in 1995 and 1996, the annual utilization of these loss carryforwards will be limited under Internal Revenue Code Section 382.

NOTE 8 - PREFERRED STOCK
------------------------

         On July 15, 1996, the Company issued to Oracle Partners, L.P. and certain affiliates 3,500 shares of convertible preferred stock, no par value (the "Preferred Stock"), for total consideration of $3,500,000, which provided the Company net proceeds of $3,180,177 after deducting offering costs of $319,823. Included in these offering costs was $125,000 of expense to cancel certain preemptive rights held by three shareholders. The Preferred Stock carries a liquidation preference of $1,000 per share. The Preferred Stock provides for annual cumulative dividends, which for a five-year period following issuance are payable in kind and which accrue at the rate of 8% per annum. On the fifth anniversary of the date of issuance, the dividend rate increases to 10% per annum, and the rate thereafter increases by an additional 2% on each successive anniversary date. Dividends accruing after the fifth anniversary date are payable in cash. On December 31, 1996, the Company issued a preferred stock dividend of 131 shares.

         The Preferred Stock is redeemable at the option of the Company at any time after July 9, 1998; there is no mandatory redemption. The Preferred Stock is convertible into that number of shares of Common Stock of the Company as is equal to the liquidation preference of the Preferred Stock being converted divided by a "conversion value," which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of December 31, 1996.

         The holders of the Preferred Stock have various additional rights, including registration rights, pursuant to the Company's Articles of Incorporation, as amended, and pursuant to a Stock Purchase Agreement entered into with the holders of the Preferred Stock.

NOTE 9 - COMMON STOCK
---------------------

         The authorized capital stock of the Company consists of 75,000,000 shares of Common Stock with par value per share of $0.001. At the time of the Merger, Pegasus had 1,421,000 shares of Common Stock issued and outstanding, of which 750,000 were issued immediately prior to the Merger for total proceeds of $750,000. In connection with the Merger, Clinicor shareholders converted 100% of Clinicor's 12,500 issued and outstanding shares of Common Stock into 2,080,000 new shares of the surviving corporation's Common Stock, and the surviving corporation changed its name to Clinicor. Immediately subsequent to the Merger, the Company had 3,501,000 shares of Common Stock issued and outstanding.

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         PRIVATE PLACEMENT

         Effective September 15, 1995, the Company initiated a private placement offering (the "Offering") whereby Units were offered for sale to qualified investors at $2.50 per Unit. Each Unit provides the purchaser one share of the Company's Common Stock and one Warrant which enables Warrant holders the right to purchase one share of the Company's Common Stock for every two Warrants exercised at a price of $1.00 per share. In addition, the Sales Agent for the Offering received Sales Agent Warrants equal to 20% of the number of Units sold. Each Sales Agent Warrant provides the holder the right to buy one Unit (as described above) at an exercise price of $2.50 per Unit. Through December 31, 1995, there were 438,000 Warrants and 87,600 Sales Agent Warrants outstanding as a result of the offering. The total amount of Warrants and Sales Agent Warrants issued in connection with the Offering and outstanding at December 31, 1996 was 573,400 and 114,680, respectively. The Company has reserved 458,720 shares of Common Stock for future issuance in connection with these warrants.

         The exercise period for the Warrants expires September 30, 1998, subject to certain rights of the Company to accelerate or delay such expiration. The exercise period for the Sales Agent Warrants is three years from the date of issuance of the Warrants.

         The Offering was concluded on February 16, 1996. In connection with the Offering, the Company sold 573,400 Units for gross proceeds of $1,433,500, which provided the Company net proceeds of $1,273,538 after deducting Offering expenses of $45,282 and commissions of $114,680, as shown in the following table:

                                              Gross    Commission      Net
                                   Units    Proceeds  and Expenses   Proceeds
                                  -------  ---------- ------------  ----------
         Units sold prior to
         December 31,  1995       438,000  $1,095,000   $131,312    $  963,688

         Units sold after
         December 31, 1995        135,400     338,500     28,650       309,850
                                  -------  ----------   --------    ----------
         Total units sold in
         the offering             573,400  $1,433,500   $159,962    $1,273,538
                                  =======  ==========   ========    ==========

         STOCK OPTION PLAN

         In December 1994, the Company and the shareholders approved the 1995 Employees and Consultants Stock Option Plan (the "Option Plan"), which provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with the Company. The stock options granted under the Option Plan are generally granted at the fair value of the Common Stock on the date of grant. The terms of each option (including duration of the options, which is typically 5 to 10 years, and provisions as to vesting) are determined by the Board of Directors at the time of grant and are set forth in an option agreement between the Company and the optionee. At December 31, 1996, the Company had reserved 2,000,000 shares of Common Stock under the Option Plan.

         The Company adopted Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation) effective January 1, 1996 and has elected to continue to apply APB No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for option grants made at fair value and containing fixed vesting terms. The Company has recorded $195,000 and $609,980 in deferred compensation during 1995 and 1996, respectively. This compensation is for the fair value of fixed option grants made to individuals other than employees and

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         directors and fixed option grants to employees made below fair value, as well as performance based stock option grants. This deferred compensation is being amortized to income over the vesting period of the options and amounted to $45,000 and $535,180 in 1995 and 1996, respectively.

         Of the 487,720 options outstanding at December 31, 1996, 212,720 have performance based vesting provisions which allow for 108,481 of such options to vest anytime after January 1, 1998, if for any previous twelve-month period the Company achieves revenues of $12 million or pre-tax earnings of $2 million. The remaining 104,239 of these options vest anytime after January 1, 1999, if for any previous twelve-month period the Company achieves revenues of $18 million or pre-tax earnings of $3 million. In early 1997, the vesting provisions of these options were restated to make clear that all of the options that have not previously vested will vest on February 27, 2000.

         Had compensation cost of all stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                          For the Year Ended  For the Year Ended
                                          December 31, 1995    December 31, 1996
                                          ------------------  ------------------
         Net loss                As reported  $(1,177,226)        $(1,966,196)
                                 Pro forma     (1,281,430)         (1,627,944)
         Net loss applicable to
           common stock          As reported   (1,177,226)         (2,097,640)
                                 Pro forma     (1,281,430)         (1,759,388)

         Net loss applicable to
           common stock per
           share                 As reported        (0.36)              (0.52)
                                 Pro forma          (0.39)              (0.43)

         The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996:

                                                 1995            1996
                                                 ----            ----
              Dividend yield                       0%              0%
              Expected volatility                 60%             60%
              Risk-free interest rate            6.9%            6.1%
              Expected life (years)              3.7             5.0

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

         A summary of the status of the Option Plan is presented below at December 31:

                                               1995               1996
                                        -------------------  ------------------
                                                  Weighted-          Weighted-
                                                   Average            Average
                                                  Exercise            Exercise
                                         Shares     Price    Shares     Price
                                        -------------------  ------------------
Outstanding, beginning of year                 -    $0.00    427,720     $1.09
Granted:

    At market                            329,679     1.25     10,000      1.50
    Below market                         215,000     0.84     50,000      1.00
Exercised                                      -        -          -         -
Canceled                                (116,959)    1.25          -         -
                                        --------             -------
Outstanding at end of year               427,720     1.04    487,720      1.05
                                        ========             =======
Options exercisable at
    year end                              55,000     0.18    173,334      0.76
Weighted-average fair value of
 options granted during year:

    At market                           $   0.50              $0.81
    Below market                        $   1.25              $0.90

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                            -------------------------------  -------------------
                                      Weighted-
                                       Average
                                      Remaining   Weighted-           Weighted-
            Range of                 Contractual   Average             Average
         Exercise Prices     Number      Life       Price    Number    Price
                            -------  -----------  ---------  ------   ---------
                                       (Years)
         $0.10               50,000     2.24        $0.10     50,000    $0.10
         $1.00 to $1.50     437,720     3.52         1.16    123,334     1.03
                            -------                          -------
                            487,720                          173,334
                            =======                          =======

CLINICOR, INC.
Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 10 - SIGNIFICANT CLIENTS
-----------------------------

         The Company has had up to five clients who each accounted for more than 10% of the Company's revenues as follows:

                                                 1995             1996
                                                 ----             ----
                         Client A                27%              13%
                         Client B                 -               17%
                         Client C                 -               23%
                         Client D                11%              11%
                         Client E                19%              11%
                         Client F                12%               7%

         Additionally, at December 31, 1995 and 1996, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                                                 1995             1996
                                                 ----             ----
                         Client A                39%               -
                         Client B                16%               6%
                         Client C                16%               -
                         Client D                16%              14%
                         Client E                 -               36%
                         Client F                 -               19%

NOTE 11 - EMPLOYEES' SAVINGS PLAN
---------------------------------

         The Company's 401(k) Savings and Retirement Plan, effective January 1, 1996, is a defined contribution retirement plan as described in Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All full time employees of the Company are eligible to participate in the 401(k) Plan after approximately 90 days of employment. The 401(k) Plan provides that each participant make elective contributions up to 15% of his or her compensation, subject to statutory limits. The Company did not make contributions to the 401(k) Plan for the year ended December 31, 1996.