Form 10QSB
period 1997-03-31
CLINICOR INC
filed 1997-05-20
CIK 941818

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------


                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934



                          Commission File No. 0-21721
                              ------------------


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

                                (512) 344-3300
                (Issuer's Telephone Number, Including Area Code)
                             ---------------------




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X   No
                                                                    ---    ---


     As of May 6, 1997, 4,086,400 shares of the Issuer's Common Stock, $0.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

==============================================================================

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)
                Balance Sheet - March 31, 1997 and
                 December 31, 1996                                          3
                Statement of Operations - three
                 months ended March 31, 1997 and 1996                       4
                Statement of Cash Flows - three
                 months ended March 31, 1997 and 1996                       5
                Notes to Financial Statements                               6
Item 2.         Management's Discussion and Analysis or Plan
                 of Operation                                               7


                                    PART II
                               OTHER INFORMATION

Item 1.         Legal Proceedings                                          12
Item 2.         Changes in Securities                                      12
Item 3.         Defaults Upon Senior Securities                            12
Item 4.         Submission of Matters to a Vote of Security Holders        12
Item 5.         Other Information                                          12
Item 6.         Exhibits and Reports on Form 8-K                           12

                Signatures                                                 13

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

CLINICOR, INC.
BALANCE SHEET
================================================================================


                                                                                   MARCH 31,             DECEMBER 31,
                                                                                      1997                   1996
                                                                                  (UNAUDITED)              (NOTE A)
                                                                               -------------------    -------------------
   ASSETS

   Current assets:
       Cash, restricted cash and cash equivalents                              $        1,369,349     $        1,483,974
       Accounts receivable                                                              2,140,893              1,489,555
       Prepaid and other current assets                                                   179,069                143,992
                                                                               ------------------     ------------------
         Total current assets                                                           3,689,311              3,117,521
   Property and equipment, net                                                          1,246,624              1,118,877
   Other assets                                                                            22,074                 39,739
                                                                               ------------------     ------------------
         TOTAL ASSETS                                                          $        4,958,009     $        4,276,137
                                                                               ==================     ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Current portion of obligations under capital leases                     $           10,870     $           11,733
       Accounts payable and accrued liabilities                                         2,024,644              1,088,061
       Line of credit                                                                   1,000,000                850,000
       Deferred revenue                                                                    87,656                 35,000
       Dividends payable                                                                   73,074                    444
       Notes payable to shareholders                                                      181,000                181,000
                                                                               ------------------     ------------------
         Total current liabilities                                                      3,377,244              2,166,238
   Obligations under capital leases, less current portion                                  13,511                 16,047
                                                                               ------------------     ------------------
         Total liabilities                                                              3,390,755              2,182,285
                                                                               ------------------     ------------------
   Shareholders' equity:
       Common stock, $0.001 par value, 75,000,000 shares authorized,
         4,086,400 shares issued and outstanding                                            4,086                  4,086
       Convertible preferred stock, no par value, 5,181 shares authorized,
         3,631 shares issued and outstanding                                            3,631,000              3,631,000
       Additional paid-in capital                                                       2,346,285              2,418,915
       Deferred compensation                                                             (185,323)              (224,800)
       Accumulated deficit                                                             (4,228,794)            (3,735,349)
                                                                               ------------------     ------------------
         Total shareholders' equity                                                     1,567,254              2,093,852
                                                                               ------------------     ------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        4,958,009     $        4,276,137
                                                                               ==================     ==================

   Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATIONS
================================================================================


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------
                                                                                 1997                 1996
                                                                              (UNAUDITED)          (UNAUDITED)
                                                                           -----------------    ------------------
   Service revenue:
       Gross revenue                                                       $       2,546,102    $         854,658
       Reimbursable costs                                                          1,124,227              256,666
                                                                           -----------------    -----------------
         Net service revenue                                                       1,421,875              597,992
                                                                           -----------------    -----------------
   Operating costs and expenses:
       Direct costs                                                                  961,646              406,545
       Selling, general and administrative                                           828,029              239,231
       Depreciation and amortization                                                 119,250               19,739
                                                                           -----------------    -----------------
         Total operating costs and expenses                                        1,908,925              665,515
                                                                           -----------------    -----------------
   Loss from operations                                                             (487,050)             (67,523)

   Other income and expenses:
       Interest income                                                                11,360                    -
       Interest expense                                                               17,755                7,018
                                                                           -----------------    -----------------
         Other income and expenses                                                    (6,395)              (7,018)
                                                                           -----------------    -----------------
   NET LOSS                                                                $        (493,445)   $         (74,541)
                                                                           =================    =================

   Net loss                                                                $        (493,445)   $         (74,541)
   Preferred stock dividends                                                         (72,630)                   -
                                                                           -----------------    -----------------
   Net loss applicable to common stock                                     $        (566,075)   $         (74,541)
                                                                           =================    =================
   NET LOSS APPLICABLE TO COMMON STOCK PER SHARE                           $           (0.14)   $           (0.02)
                                                                           =================    =================
   WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES EQUIVALENT OUTSTANDING                                               4,086,400            3,965,459
                                                                           =================    =================

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS
================================================================================


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                   1997                 1996
                                                                                (UNAUDITED)          (UNAUDITED)
                                                                             ------------------   ------------------
   OPERATING ACTIVITIES:

     Net loss                                                                $        (493,445)   $         (74,541)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                 119,250               19,739
         Noncash stock option compensation expense                                      39,477                    -
         Net changes in assets and liabilities:
            Accounts receivable                                                       (651,338)            (203,383)
            Prepaid expenses and other assets                                          (17,412)             (24,172)
            Accounts payable and accrued liabilities                                   936,139             (110,720)
            Deferred revenue                                                            52,656              (10,000)
                                                                             -----------------    -----------------
   Net cash used in operating activities                                               (14,673)            (403,077)
                                                                             -----------------    -----------------
   INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (256,473)             (55,150)
                                                                             -----------------    -----------------
   FINANCING ACTIVITIES:
     Payments on capital leases                                                         (3,399)              (6,081)
     Net proceeds from issuing common stock                                                  -              309,850
     Borrowings under line of credit                                                   150,000                    -
                                                                             -----------------    -----------------
   Net cash provided by financing activities                                           146,601              303,769
                                                                             -----------------    -----------------
   Net decrease in unrestricted cash and cash equivalents                             (124,545)            (154,458)
   Unrestricted cash and cash equivalents at beginning of year                         474,134              267,281
                                                                             -----------------    -----------------
   Unrestricted cash and cash equivalents at end of period                   $         349,589    $         112,823
                                                                             =================    =================
   SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                           $          19,135    $           3,399
                                                                             =================    =================



The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997 (UNAUDITED)
================================================================================


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on April 15, 1997 for the fiscal year ended December 31, 1996 (Commission File No. 0-21721).

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


NOTE 2 - NET INCOME (LOSS) PER SHARE
------------------------------------

Net loss applicable to common stock per share has been calculated by dividing the Company's net loss applicable to common stock by the weighted average number of shares of the Company's outstanding common stock. Common stock equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change from amounts reported for the three month periods ended March 31, 1997 and 1996.


NOTE 3 - LINE OF CREDIT AND RESTRICTED CASH
-------------------------------------------

Included in cash, restricted cash and cash equivalents at March 31, 1997, is a $1,019,760 certificate of deposit pledged as collateral for the $1,000,000 revolving line of credit. This certificate of deposit is excluded from cash and cash equivalents for statement of cash flow purposes. Subsequent to March 31, 1997, the line of credit was not renewed and the certificate of deposit was liquidated to pay off the balance on the line of credit.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information set forth and discussed below for the three months ended March 31, 1997 is derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a contract research organization ("CRO") providing Phase I through Phase IV clinical trials management, patient recruiting, monitoring, regulatory consulting and data management services for the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     In accordance with the terms of the Company's contracts, sponsors may terminate or delay the performance of a contract, potentially causing the Company to experience periods of excess capacity and reductions in service revenue and net income. Trials may be terminated or delayed for a variety of reasons, including unexpected or undesired results, production problems resulting in shortages of the product or delays in supplying the product, adverse patient reaction to the product, or the sponsor's decision to de-emphasize a particular trial. If a trial is terminated, the contract generally provides for a short continuation or wind-down period, as the Company manages required investigator obligations through the termination date. Therefore, the Company is typically entitled to all amounts owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, contracts may require the payment of a separate, early termination fee, the amount of which usually declines as the trial progresses.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. At March 31, 1997, the Company's gross revenue backlog was approximately $21.5 million, as compared with approximately $16.5 million at December 31, 1996. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

     Reimbursable costs can include patient and investigator stipends, Institutional Review Board fees, laboratory and medical supplies, patient recruitment advertising, travel and consulting fees. Reimbursable costs that are paid to the Company directly by the client, and for which the Company does not bear the risk of economic loss, are deducted from gross service revenue in accordance with standard CRO industry practice.

     Direct costs include project personnel costs and related overhead costs such as rent, supplies, postage, express delivery and telecommunications as well as study-related costs not reimbursed by clients. Selling, general and administrative expenses consist primarily of compensation and benefits of marketing and administrative personnel, professional services, facility costs, and other overhead items.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the three months ended March 31, 1996 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.


------------------------------------------------------------------------------------------------------------
                                                                    For the quarter ended March 31,
------------------------------------------------------------------------------------------------------------
                                                                  1997                        1996
                                                                  ----                        ----

Service revenues                                               $2,546,102                  $854,658
Reimbursable costs                                              1,124,227                   256,666
                                                                ---------                   -------
Net service revenue                                             1,421,875   100.0%          597,992   100.0%
Operating costs and expenses:
     Direct costs                                                 961,646    67.7%          406,545    68.0%
     Selling, general and administrative                          828,029    58.2%          239,231    40.0%
     Depreciation and amortization                                119,250     8.4%           19,739     3.3%
                                                                  -------                   -------
Total operating costs and expenses                              1,908,925   134.3%          665,515   111.3%
                                                                ---------                   -------

Loss from operations                                            ( 487,050)  -34.3%          (67,523)  -11.3%
Net interest income (expense)                                   (   6,395)   - .4%          ( 7,018)   -1.2%
                                                                ---------                  --------
Net loss                                                       $( 493,445)  -34.7%         $(74,541)  -12.5%
                                                                =========                    =======


Three months ended March 31, 1997 compared with three months ended March 31,
----------------------------------------------------------------------------
1996
----

     Net service revenues increased approximately $824,000, or 138%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management and consulting engagements.

     Reimbursable costs increased approximately $867,000, from $257,000, or 30% of gross revenue, for the three months ended March 31, 1996 to $1,124,000, or 44% of gross revenue, for the same period in 1997. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Revenue during the first quarter of 1997 contained a higher amount of reimbursable costs as compared to revenue during the first quarter of 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts.

     Direct costs increased approximately $555,000, or 137%. The increase in direct costs is primarily attributable to the increase in project personnel costs resulting from the addition of 35 full-time study, patient and data management staff and the related overhead associated with the additional staff. As a percentage of net service revenues, direct costs remained constant at approximately 68%.

     Selling, general and administrative expenses increased approximately $589,000, or 246%, primarily due to an increase of approximately $275,000 in related personnel costs resulting from the addition of 13 accounting, information technology, marketing and administrative employees. During the quarter, a noncash charge of approximately $40,000 for compensation expense was recorded related to certain performance-based stock options. Professional fees increased by approximately $100,000 due to costs associated with becoming a public company and general corporate legal matters. Office expenses, which include rent, supplies, and telecommunication costs, increased by approximately $57,000 due to the increase in personnel. Selling, general and administrative expenses increased to 58% of net service revenue from 40% in the prior quarter. This increase is primarily attributable to the fact that the growth in personnel exceeded the growth in net service revenue. Management expects this percentage to decrease should the growth in net service revenues continue to increase in the future.

Depreciation and amortization expenses increased approximately $100,000 or 504%. This increase is primarily a result of the purchase of approximately $1.2 million in property, plant and equipment during the past 12 months. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office.

The Company recorded no income tax benefit as a result of the net operating losses for the three months ended March 31, 1996 and 1997 due to the uncertainty that the loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operating activities improved to $15,000 net cash used for the quarter ended March 31, 1997, from $403,000 net cash used in the quarter ended March 31, 1996. The improvement was primarily attributable to the increase in accounts payable exceeding the increase in accounts receivable by approximately $285,000. Cash collections for the quarter ended March 31, 1997, totaled approximately $1,900,000 as compared with $641,000 for the same quarter in 1996. During the quarter ended March 31, 1997, purchases of property and equipment increased by approximately $202,000 from the same period in 1996. This increase was primarily related to the additional personnel hired to support the increase in clinical trials and the growth in the Company's backlog.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable. Accounts receivable increased from approximately $1,490,000 at March 31, 1996 to approximately $2,141,000 at March 31, 1997. The increase of approximately $651,000 is a result of the growth in revenues and the timing of payments by sponsors.

     Since its inception, the Company has financed its operations and growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital lease obligations and lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements, information systems, furniture and office equipment. The Company expects purchases of property and equipment in 1997 to be significantly less than 1996 levels.

     The Company has completed three private placements of equity securities in the past two years which raised approximately $5,684,000 in gross proceeds and approximately $5,200,000 in net proceeds. The Company desires to complete a private placement in 1997. The Company is in discussion with investment bankers and other interested parties regarding such a transaction. However, the Company has not entered into agreements with any financing sources and there can be no assurance that the Company will be able to complete a private placement under acceptable terms.

     In September 1996, the Company obtained a $1,000,000 secured line of credit with an independent financial institution of which $1,000,000 was outstanding as of March 31, 1997. The line of credit was secured by a $1,000,000 certificate of deposit. This line was repaid in May 1997 with the proceeds from the certificate of deposit which secured it.

     Based on the increases in the Company's revenues, receivables and backlog, the Company needs additional working capital to finance its business. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements. Although accounts receivables have increased, the Company has limited cash reserves. As a result, the Company is funding its operations with cash generated from operations, from the increase in accounts payable, from shareholder and officer loans and from capital lease transactions. However, in order to fund its business, the Company requires a working capital line of credit secured by accounts receivable and equipment. The Company is in discussion with several financial institutions in an effort to obtain such a line of credit. However, the Company has not entered into agreements with any financing sources and there can be no assurance that the Company will be able to obtain a line of credit under acceptable terms.

     Management believes that the proceeds from a private placement combined with a working capital line of credit, if obtained, will be sufficient to fund current operations and the expected continued growth of the backlog. Without additional funding, the Company will have to rely on internally generated working capital, which consists primarily of accounts receivable collections and customer advance contract payments, in order to fund its operations. Because of the uncertainty of the timing of receivable collections and advance contract payments, delinquencies in payments to vendors and suppliers of services to the Company could result.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or its representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        None.

ITEM 2.   CHANGES IN SECURITIES.

        None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.   OTHER INFORMATION.

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS.

        27  Financial Data Schedule

(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLINICOR, INC.

DATE May 20, 1997                       By /s/ Thomas P. O'Donnell
    --------------------                   --------------------------------
                                           Thomas P. O'Donnell
                                           Chairman of the Board, President
                                           and Chief Executive Officer


Date May 20, 1997                       By /s/ James W. Clark, Jr.
    ---------------------                  ---------------------------------
                                           James W. Clark, Jr.
                                           Vice President of Finance, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)