Form 10QSB
period 1997-06-30
CLINICOR INC
filed 1997-08-13
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934



                          Commission File No. 0-21721

                             --------------------

                                CLINICOR, INC.
          (Name of Small Business Issuer as Specified in Its Charter)
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


  As of August 13, 1997, 4,086,400 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                ---    ---

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
        Condensed Balance Sheets - June 30, 1997 and December 31, 1996        3
        Condensed Statements of Operations - six months ended June 30, 1997
         and 1996                                                             4
        Condensed Statements of Cash Flows - six months ended June 30, 1997
         and 1996                                                             5
        Notes to Condensed Financial Statements                               6
Item 2. Management's Discussion and Analysis or Plan of Operation             7


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings                                                    14
Item 2. Changes in Securities                                                14
Item 3. Defaults Upon Senior Securities                                      14
Item 4. Submission of Matters to a Vote of Security Holders                  14
Item 5. Other Information                                                    14
Item 6. Exhibits and Reports on Form 8-K                                     14

        Signatures                                                           16

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------


                                                       JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                     (uNAUDITED)     (NOTE A)
                                                     -----------    ------------
ASSETS

Current assets:
  Cash, restricted cash and cash equivalents         $   145,808    $ 1,483,974
  Accounts receivable                                  2,222,871      1,489,555
  Prepaid and other current assets                        88,878        143,992
                                                     -----------    -----------
    Total current assets                               2,457,557      3,117,521

Property and equipment, net                            1,238,888      1,118,877

Other assets                                              14,409         39,739
                                                     -----------    -----------
    TOTAL ASSETS                                     $ 3,710,854    $ 4,276,137
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of obligations under capital
   leases                                            $    32,768    $    11,733
  Accounts payable and accrued liabilities             2,142,386      1,088,061
  Line of credit                                               -        850,000
  Deferred revenue                                        67,928         35,000
  Dividends payable                                          702            444
  Notes payable to shareholders                           76,000        181,000
                                                     -----------    -----------
    Total current liabilities                          2,319,784      2,166,238

Obligations under capital leases, less current
 portion                                                  69,115         16,047
                                                     -----------    -----------
    Total liabilities                                  2,388,899      2,182,285
                                                     -----------    -----------

Shareholders' equity:
  Common stock, $0.001 par value, 75,000
   shares authorized, 4,086,400 shares issued
   and outstanding                                         4,086          4,086
  Convertible preferred stock, no par value,
   5,181 shares authorized, 3,776 shares issued
   and outstanding                                     3,776,000      3,631,000
  Additional paid-in-capital                           2,273,658      2,418,915
  Deferred compensation                                 (145,846)      (224,800)
  Accumulated deficit                                 (4,585,943)    (3,735,349)
                                                     -----------    -----------
    Total shareholders' equity                         1,321,955      2,093,852
                                                     -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 3,710,854    $ 4,276,137
                                                     ===========    ===========


Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATION
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                --------------------------      -------------------------

                                                   1997           1996             1997           1996
                                                (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                ----------     ----------       ----------      ----------
Service revenue:
  Gross revenue                                 $2,850,789      $ 702,876       $5,396,891      $1,557,534
  Reimbursable costs                               958,609         65,618        2,082,836         322,284
                                                ----------     ----------       ----------      ----------
    Net service revenue                          1,892,180        637,258        3,314,055       1,235,250
                                                ----------     ----------       ----------      ----------
Operating costs and expenses:
  Direct costs                                   1,223,686        406,141        2,185,332         812,686
  Selling, general and administrative              896,156        310,766        1,724,185         549,997
  Depreciation and amortization                    125,109         31,333          244,359          51,072
                                                ----------     ----------       ----------      ----------
    Total operating costs and expenses           2,244,951        748,240        4,153,876       1,413,755
                                                ----------     ----------       ----------      ----------

Loss from operations                              (352,771)      (110,982)        (839,821)       (178,505)

Other income and expenses:
  Interest income                                    9,371              -           20,731               -
  Interest expense                                  13,749         11,893           31,504          18,911
                                                ----------     ----------       ----------      ----------

    Other income and expenses                       (4,378)       (11,893)         (10,773)        (18,911)
                                                ----------     ----------       ----------      ----------

Net loss                                        $ (357,149)    $ (122,875)      $ (850,594)     $ (197,416)
                                                ==========     ==========       ==========      ==========

Net loss                                        $ (357,149)    $ (122,875)      $ (850,594)     $ (197,416)
Preferred stock dividends                          (72,628)             -         (145,258)              -
                                                ----------     ----------       ----------      ----------

Net loss applicable to common stock             $ (429,777)    $ (122,875)      $ (995,852)     $ (197,416)
                                                ==========     ==========       ==========      ==========

NET LOSS APPLICABLE TO COMMON
 STOCK PER SHARE                                $    (0.11)    $    (0.03)      $    (0.24)     $    (0.05)
                                                ==========     ==========       ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES EQUIVALENT OUTSTANDING                   4,086,400      4,075,851        4,086,400       4,020,967
                                                ==========     ==========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1997         1996
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
OPERATING ACTIVITIES:

 Net loss                                             $ (850,594)   $(197,416)
 Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization                        244,359       51,072
    Noncash stock option compensation expense             78,954            -
    Net changes in assets and liabilites:
       Account receivable                               (733,316)      74,053
       Prepaid expenses and other assets                  80,444       (1,195)
       Accounts payable and accrued liabilities        1,054,325     (108,273)
       Deferred revenue                                   32,928      (10,000)
                                                      ----------    ---------

Net cash used in operating activities                    (92,900)    (191,759)
                                                      ----------    ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                   (270,525)    (128,935)
                                                      ----------    ---------

FINANCING ACTIVITIES:
  Payments on capital leases                              (9,901)      (9,420)
  Net proceeds from issuing common stock                       -      224,810
  Payments on shareholder                               (105,000)           -
  Proceeds from certificate of deposit                 1,000,000            -
  Net repayment of line of credit                       (850,000)           -
                                                      ----------    ---------

Net cash provided by financing activities                 35,099      215,390
                                                      ----------    ---------

Net decrease in unrestricted cash
 and cash equivalents                                   (328,326)    (105,304)
Unrestricted cash and cash
 equivalents at beginning of year                        474,134      267,281
                                                      ----------    ---------

Unrestricted cash and cash
 equivalents at end of year                           $  145,808    $ 161,977
                                                      ==========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                       $   37,710    $  11,671
                                                      ==========    =========

  Non-cash financing activities:
    Preferred stock dividends                         $  145,000    $       -
                                                      ==========    =========
    Capital lease obligations                         $   84,005    $       -
                                                      ==========    =========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on April 15, 1997 for the fiscal year ended December 31, 1996 (Commission File No. 0-21721).

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

Certain amounts related to the prior year have been classified to conform to the current year presentation.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change from amounts reported for the three- and six-month periods ended June 30, 1997 and 1996.

NOTE 3 - SUBSEQUENT EVENT
------------------------

On July 1, 1997, the Company closed a $1,000,000 term loan with Oracle Partners, L.P., which netted approximately $900,000 after related closing costs. The loan has a term of six months and an interest rate of 10%. The Company issued a warrant to purchase 200,000 shares of common stock in conjunction with obtaining this financing. The terms of the loan require that it be repaid at an earlier date if the Company completes a private placement of equity securities.

The Company entered into discussions with an institutional investor to sell, in a private placement transaction, equity securities. The terms of this transaction are yet to be fully negotiated. There can be no assurance that the Company will be able to complete such a transaction under acceptable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information set forth and discussed below for the three and six months ended June 30, 1997, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a contract research organization ("CRO") providing Phase I through Phase IV clinical trials management, patient recruiting, monitoring, regulatory consulting, biostatistical and data management services for the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     In accordance with the terms of the Company's contracts, sponsors may terminate or delay the performance of a contract, potentially causing the Company to experience periods of excess capacity and reductions in service revenue and net income. Trials may be terminated or delayed for a variety of reasons, including unexpected or undesired results, production problems resulting in shortages of the product or delays in supplying the product, adverse patient reaction to the product, or the sponsor's decision to de-emphasize a particular trial. If a trial is terminated, the contract generally provides for a short continuation or wind-down period, as the Company manages required investigator obligations through the termination date. Therefore, the Company is typically entitled to all amounts owed for work performed through the notice of termination and all costs associated with termination of the study.
In addition, contracts may require the payment of a separate early termination fee, the amount of which usually declines as the trial progresses.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. At June 30, 1997, the Company's gross revenue backlog was approximately $18.4 million, as compared with approximately $16.5 million at December 31, 1996. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared with three months ended June 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the three months ended June 30, 1997 and 1996, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                         For the quarter ended June 30,
                                         ------------------------------
                                          1997                    1996
                                          ----                    ----
Service revenues                       $ 2,850,789               $702,876
Reimbursable costs                         958,609                 65,618
                                       -----------               --------
Net service revenue                      1,892,180   100.0%       637,258   100.0%

Operating costs and expenses:
 Direct costs                            1,223,686    64.7%       406,141    63.7%
 Selling, general and administrative       896,156    47.4%       310,766    48.8%
 Depreciation and amortization             125,109     6.6%        31,333     4.9%
                                       -----------               --------
Total operating costs and expenses       2,244,951   118.7%       748,240   117.4%
                                       -----------               --------

Loss from operations                      (352,771)  -18.6%      (110,982)  -17.4%
Net interest income (expense)               (4,378)   - .2%       (11,893)   -1.9%
                                       -----------               --------
Net loss                                $( 357,149)  -18.8%     $(122,875)  -19.3%
                                        ==========              =========

     Net service revenues increased approximately $1,255,000, or 197%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management and consulting engagements.

     Reimbursable costs increased to approximately 34% of gross revenue for the three months ended June 30, 1997 as compared to 9% of gross revenue for the same period in 1996. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Revenue during the second quarter of 1997 contained a higher amount of reimbursable costs as compared to revenue during the second quarter of 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts.

     Direct costs increased approximately $817,000, or 201%. The increase in direct costs is primarily attributable to the increase in project personnel costs resulting from additional full-time study, patient and data management staff and the related associated overhead. As a percentage of net service revenues, direct costs remained constant at approximately 64%.

     Selling, general and administrative expenses increased approximately $585,000 or 188%, primarily due to increased personnel costs resulting from the additional accounting, information technology, marketing and administrative employees. During the three months ended June 30, 1997, a noncash charge of approximately $40,000 for compensation expense was recorded related to certain performance-based stock options. Professional fees increased due to costs associated with becoming a public company and general corporate legal matters. Office expenses, which include rent, supplies, and telecommunication costs, increased due to the increase in personnel. Selling, general and administrative expenses were approximately 47% of net service revenue for the three months ended June 30, 1997, as compared to 49% for the corresponding 1996 period.

     Depreciation and amortization expenses increased approximately $94,000 or 300%. This increase is primarily a result of the purchase of approximately $1.2 million in property and equipment during the past 12 months. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended June 30, 1996 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

Six months ended June 30, 1997 compared with six months ended June 30, 1996
----------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the six months ended June 30, 1997 and 1996, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                       For the six months ended June 30,
                                       ---------------------------------
                                          1997                   1996
                                          ----                   ----
Service revenues                      $ 5,396,891             $1,557,534
Reimbursable costs                      2,082,836                322,284
                                      -----------             ----------
Net service revenue                     3,314,055   100.0%     1,235,250   100.0%

Operating costs and expenses:
 Direct costs                           2,185,332    65.9%       812,686    65.8%
 Selling, general and administrative    1,724,185    52.0%       549,997    44.5%
 Depreciation and amortization            244,359     7.4%        51,072     4.1%
                                      -----------             ----------
Total operating costs and expenses      4,153,876   125.3%     1,413,755   114.4%
                                      -----------             ----------
Loss from operations                     (839,821)  -25.3%      (178,505)  -14.4%
Net interest income (expense)             (10,773)   - .4%       (18,911)   -1.5%
                                      -----------             ----------
Net loss                              $  (850,594)  -25.7%    $ (197,416)  -15.9%
                                      ===========             ==========

     Net service revenues increased approximately $2,079,000, or 168%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management and consulting engagements.

     Reimbursable costs increased to approximately 39% of gross revenue for the six months ended June 30, 1997 as compared to approximately 21% of gross revenue for the same period in 1996. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Revenue during the first six months of 1997 contained a higher amount of reimbursable costs as compared to revenue during the corresponding period in 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts in 1997.

     Direct costs increased approximately $1,373,000, or 169%. The increase in direct costs is primarily attributable to the increase in project personnel costs resulting from additional full-time study, patient and data management staff and related associated overhead. As a percentage of net service revenues, direct costs remained constant at approximately 66%.

     Selling, general and administrative expenses increased approximately $1,174,000 or 213%. These increased expenses primarily related to the growth in marketing, accounting, information technology and administrative personnel and related costs. In addition, legal expenses increased due to the costs of becoming a public reporting company. During the six months ended June 30, 1997, a noncash charge of approximately $80,000 for compensation expense was recorded related to certain performance-based stock options. Office expenses, which include rent, supplies, and telecommunication costs increased due to the increase in personnel and the Company's move to larger corporate office facilities. Selling, general and administrative expenses increased to 52% of net service revenue from 45% in the prior period. This increase is primarily attributable to the fact that the growth in personnel exceeded the growth in net service revenue. Management expects this percentage to decrease should the growth in net service revenues continue to increase in the future.

     Depreciation and amortization expenses increased approximately $193,000 or 378%. This increase is primarily a result of the purchase of approximately $1.2 million in property, plant and equipment during the past 12 months. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office.

     The Company recorded no income tax benefit as a result of the net operating losses for the six months ended June 30, 1997 and 1996, due to the uncertainty that the loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operating activities improved to $93,000 net cash used for the six months ended June 30, 1997, from $192,000 net cash used in the corresponding period in 1996. The improvement was primarily attributable to the increase in accounts payable exceeding the increase in accounts receivable by approximately $321,000. Overall there was a decrease of approximately $328,000 in unrestricted cash during the six months ended June 30, 1997 compared to a decrease of $105,000 in the corresponding period in 1996. The decrease is primarily attributable to approximately $270,000 of property and equipment purchases. Cash collections for the six months ended June 30, 1997, totaled approximately $4,697,000 as compared with $1,622,000 for the corresponding period in 1996. During the six months ended June 30, 1997, purchases of property and equipment increased by approximately $226,000 from the same period in 1996. This increase was primarily related to the additional personnel hired to support the increase in clinical trials and data management engagements.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable. Accounts receivable increased to approximately $2,223,000 at June 30, 1997 from approximately $1,490,000 at December 31, 1996. The increase of approximately $733,000 is a result of the growth in revenues and the timing of payments by sponsors.

     Since its inception, the Company has financed its operations and growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital lease obligations and lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements, information systems, furniture and office equipment.

     The Company has completed three private placements of equity securities in the past two years, which raised approximately $5,684,000 in gross proceeds and approximately $5,200,000 in net proceeds. The Company desires to complete a private placement in 1997. The Company is in discussions with investment bankers and other interested parties regarding such a transaction. In July 1997, the Company began discussions with an institutional investor regarding the investor's purchase of equity securities in a private placement transaction. The parties have agreed in principle as to certain terms of the proposed transaction, but other terms have yet to be negotiated. There can be no assurance that the Company will be able to complete a private placement under acceptable terms.

     In September 1996, the Company obtained a $1,000,000 secured line of credit with an independent financial institution of which $1,000,000 was outstanding as of March 31, 1997. The line of credit was secured by a $1,000,000 certificate of deposit. This line was repaid in May 1997 with the proceeds from the certificate of deposit which secured it.

     On July 1, 1997, the Company entered into a six month term loan agreement with Oracle Partners, L.P. Oracle is the Company's current preferred stockholder. The term loan is secured by all the assets of the Company and was put into place to supplement the Company's working capital while the Company pursued its efforts to complete a private placement of equity securities and a permanent working capital line of credit.

     Based on expected increases in the Company's revenues, receivables and backlog, the Company will require additional working capital to finance its business. The Company's principal cash needs on both a short-term and long-term basis are for the funding of its operations and capital expenditure requirements. Although accounts receivables have increased, the Company has limited cash reserves. As a result, the Company is funding its operations with cash generated from operations, from the increase in accounts payable, from shareholder and officer loans and from capital lease transactions. To fund its growing business, the Company requires additional working capital which can be comprised of a line of credit and/or additional equity capital. The Company is in discussions with several financial institutions in an effort to obtain such funding. However, there can be no assurance that the Company will be able to obtain this funding under acceptable terms.


     Management believes that the proceeds from the Oracle term loan and from the proposed private placement, if obtained, will be sufficient to fund current operations and the expected continued growth of the backlog. Without additional funding, the Company will have to rely on internally generated working capital, which consists primarily of accounts receivable collections and customer advance contract payments, in order to fund its operations. In addition, either the private placement or a permanent working capital line of credit will have to be completed by December 31, 1997, in order for the Company to repay the loan when due. The term loan can be extended at the lender's option for an additional three months.


INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or its representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed on pages 11 through 14 of Management's Discussion and Analysis or Plan of Operation set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None.


ITEM 2. CHANGES IN SECURITIES

    In connection with the loan to the Company from Oracle Partners, L.P. ("Oracle") more fully described under Item 5 below, the Company issued to Oracle a warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $5.50 per share. The warrant is subject to anti-dilution protection and to other adjustments to the exercise price in certain events.

    The warrant was issued in reliance upon exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended. The investment fund to which the warrant was issued is an institutional accredited investor. Extensive due diligence was conducted in connection with the loan transaction of which the warrant issuance was a part. The warrant is not transferrable except upon compliance with all applicable securities laws.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Shareholders of the Company was held on May 13, 1997. At the meeting, the holders of the Company's Common Stock and Preferred Stock elected five directors of the Company. The holders of Common Stock elected Messrs. Thomas P. O'Donnell, Arthur P. Haag and Robert S. Sammis as directors, and the holders of Preferred Stock elected Dr. Zola P. Horovitz and Dr. Stuart T. Weisbrod as directors.

    As to the election of the directors by the holders of the Company's Common Stock, there were 3,428,353 votes for the election of Messrs. Thomas P. O'Donnell, Arthur P. Haag and Robert S. Sammis as directors, no votes against any of these nominees and no abstentions or broker non-votes. As to the election of the directors by the holders of the Company's Preferred Stock, there were 2,420,666 votes for the election of Dr. Zola P. Horovitz and Dr. Stuart T. Weisbrod as directors, no votes against either nominee and no abstentions or broker non-votes.

    The only other matter voted on at the meeting was the ratification of the appointment of Price Waterhouse, L.L.P., independent accountants, as auditors for the fiscal year ending December 31, 1997. As to this ratification, there were 5,849,019 votes by the holders of the Common and Preferred Stock for the ratification, no votes against the ratification and no abstentions or broker non-votes.

    On June 9, 1997, the holders of Preferred Stock acted by a unanimous written consent to approve the expansion of the Board from five to seven members and to elect Mr. Joseph L. Dowling to serve as a director of the Company.


ITEM 5. OTHER INFORMATION

    Subsequent to the Annual Meeting of Shareholders, on May 13, 1997, the Board of Directors of the Company voted, contingent upon the approval of the holders of Preferred Stock, to increase the number of members of the Board of Directors from five to seven members and to elect Mr. James W. Clark, Jr. as a director of the Company. As described in Item 4 above, on June 9, 1997, the holders of Preferred Stock approved the expansion of the Board and elected Mr. Joseph L. Dowling to occupy the other newly-created Board seat.

    On June 24, 1997, Mr. Robert S. Sammis was elected to serve as President of the Company. Mr. Thomas P. O'Donnell relinquished the title of President and will continue as Chairman of the Board and Chief Executive Officer of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

    3(a) Amendments to the Amended and Restated By-Laws of the registrant adopted by the Board of Directors on June 24, 1997

    4(a) Warrant to purchase shares of the registrant's common stock issued to Oracle Partners, L.P. on July 1, 1997

    4(b) Registration Rights Agreement dated as of July 1, 1997 between the registrant and Oracle Partners, L.P.

    10(a) Stock Option Agreement dated May 12, 1997 between the registrant and
          James W. Clark, Jr.

    27    Financial Data Schedule



(B) REPORTS ON FORM 8-K. During the quarter ended June 30, 1997, the Company filed the following Current Report on Form 8-K with the Securities and Exchange Commission. No financial statements were filed with this report.

    Date of Event   Date of Filing   Item Reported and Description
    -------------   --------------   -----------------------------

    May 13, 1997    May 16, 1997     Item 5--press release reporting election of
                                     Board of Directors, preview of first
                                     quarter results and election of Chief
                                     Financial Officer

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLINICOR, INC.


Date  August 13, 1997           By  /s/ THOMAS P. O'DONNELL
    ---------------------         ----------------------------------------------
                                  Thomas P. O'Donnell
                                  Chairman of the Board and Chief Executive
                                  Officer



Date  August 13, 1997           By  /s/ JAMES W. CLARK, JR.
    ---------------------         ----------------------------------------------
                                  James W. Clark, Jr.
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)