Form 10QSB
period 1997-09-30
CLINICOR INC
filed 1997-11-14
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

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


  As of November 14, 1997, 4,086,400 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



  Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                 ---    ---

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
        Condensed Balance Sheets - September 30, 1997 and December 31, 1996 3 Condensed Statements of Operations - nine months ended September 30,
         1997 and 1996                                                        4
        Condensed Statements of Cash Flows - nine months ended September 30,
         1997 and 1996                                                        5
        Notes to Condensed Financial Statements                               6

Item 2. Management's Discussion and Analysis or Plan of Operation             7


                                    PART II
                               OTHER INFORMATION

Item 5. Other Information                                                    15
Item 6. Exhibits and Reports on Form 8-K                                     15

        Signatures                                                           16

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION


Clinicor, Inc.
Balance Sheet
==================================================================================================================================

 The following unaudited pro forma condensed balance sheet at September 30, 1997 gives effect to the issuance of 50,000 shares of
 12% Class B Preferred Stock to Tandem Capital for $5,000,000. The transaction, which is subject to shareholder approval of the authorization of a second class of preferred stock, is expected to close on or before November 30, 1997. An unaudited pro forma statement of operations has not been provided as the impact of this transaction on historical results of operations is not considered meaningful. See Note 3 to the Notes to Financial Statements .

                                                                                                 Pro forma
                                                                             September 30,      September 30,       December 31,
                                                                                 1997               1997                1996
                                                                              (Unaudited)        (Unaudited)          (Note A)
                                                                          -------------------  ----------------  -------------------
   ASSETS

   Current assets:
       Cash, restricted cash and cash equivalents                         $          160,098   $      3,960,098  $        1,483,974
       Accounts receivable                                                         2,737,103          2,737,103           1,489,555
       Prepaid and other current assets                                              371,246            371,246             143,992
                                                                          -------------------  ----------------  -------------------

         TOTAL CURRENT ASSETS                                                      3,268,447          7,068,447           3,117,521

   Property and equipment, net                                                     1,126,103          1,126,103           1,118,877

   Other assets                                                                        6,744              6,744              39,739
                                                                          -------------------  ----------------  -------------------

         Total assets                                                     $        4,401,294   $      8,201,294  $        4,276,137
                                                                          ===================  ================  ===================


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Current portion of obligations under capital leases                $           43,278   $         43,278  $           11,733
       Accounts payable and accrued liabilities                                    1,883,695          1,883,695           1,088,061
       Line of credit                                                                   -                  -                850,000
       Term loan                                                                     910,000               -                   -
       Deferred revenue                                                              507,786            507,786              35,000
       Dividends payable                                                              77,496             77,496                 444
       Notes payable to shareholders                                                  76,000             76,000             181,000
                                                                          -------------------  ----------------  -------------------

         Total current liabilities                                                 3,498,255          2,588,255           2,166,238

   Obligations under capital leases, less current portion                             81,136             81,136              16,047
                                                                          -------------------  ----------------  -------------------

         Total liabilities                                                         3,579,391          2,669,391           2,182,285
                                                                          -------------------  ----------------  -------------------

   Shareholders' equity:
       Convertible preferred stock, no par value, 5,181 shares authorized,
         3,776 shares issued and outstanding                                       3,776,000          3,776,000           3,631,000
       Class B convertible preferred stock, no par value, 50,000 shares
         authorized, issued and outstanding                                             -             5,000,000                -
       Common stock, $0.001 par value, 75,000,000 shares authorized,
         4,086,400 shares issued and outstanding                                       4,086              4,086               4,086

       Additional paid-in capital                                                  2,385,576          2,185,576           2,418,915
       Deferred compensation                                                        (106,369)          (106,369)           (224,800)
       Accumulated deficit                                                        (5,237,390)        (5,327,390)         (3,735,349)
                                                                          -------------------  ----------------  -------------------

         Total shareholders' equity                                                  821,903          5,531,903           2,093,852
                                                                          -------------------  ----------------  -------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $        4,401,294   $      8,201,294  $        4,276,137
                                                                          ===================  ================  ===================



   Note A: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these financial statements.



Clinicor, Inc.
Statement of Operations
===================================================================================================================================


                                                     Three Months Ended September 30,           Nine Months Ended September 30
                                                 ----------------------------------------  ---------------------------------------
                                                        1997                 1996                1997                  1996
                                                    (Unaudited)           (Unaudited)         (Unaudited)           (Unaudited)
                                                 -------------------  -------------------  -------------------  ------------------


   Service revenue:
       Gross revenue                             $        2,837,949   $          884,254   $        8,234,840   $        2,441,788
       Reimbursable costs                                   975,294              168,002            3,058,130              490,426
                                                 -------------------  -------------------  -------------------  ------------------
         Net service revenue                              1,862,655              716,252            5,176,710            1,951,362
                                                 -------------------  -------------------  -------------------  ------------------

   Operating costs and expenses:
       Direct costs                                       1,430,288              558,860            3,615,620            1,371,545
       Selling, general and administrative                  798,090              491,534            2,522,425            1,041,531
       Depreciation and amortization                        118,300               49,479              362,659              100,551
                                                 -------------------  -------------------  -------------------  ------------------

         Total operating costs and expenses               2,346,678            1,099,873            6,500,704            2,513,627
                                                 -------------------  -------------------  -------------------  ------------------

   Loss from operations                                    (484,023)            (383,621)          (1,323,994)            (562,265)

   Other income and expenses:
       Interest income                                           15               26,672               20,746               26,672
       Interest expense                                     167,289                6,534              198,793               25,445
                                                 -------------------  -------------------  -------------------  ------------------
         Other income and expenses                         (167,274)              20,138             (178,047)               1,227
                                                 -------------------  -------------------  -------------------  ------------------

   Net loss                                      $         (651,297)  $         (363,483)  $       (1,502,041)  $         (561,038)
                                                 ===================  ===================  ===================  ==================


   Net loss                                      $         (651,297)  $         (363,483)  $       (1,502,041)  $         (561,038)
   Preferred stock dividends                                (77,496)             (59,889)            (222,754)             (59,889)
                                                 -------------------  -------------------  -------------------    ----------------

   Net loss applicable to common stock           $         (728,793)  $         (423,372)  $       (1,724,795)  $         (620,927)
                                                 ===================  ===================  ===================  ==================

   Net loss applicable to common
       stock per share                           $            (0.18)  $            (0.10)  $            (0.42)  $            (0.15)
                                                 ===================  ===================  ===================  ==================


   Weighted average number of common
       shares equivalent outstanding                      4,086,400            4,086,400            4,086,400            4,042,638
                                                 ===================  ===================  ===================  ==================



The accompanying notes are an integral part of these financial statements.


Clinicor, Inc.
Statement of Cash Flows
=====================================================================================================================

                                                                                Nine Months Ended September 30,
                                                                             ---------------------------------------

                                                                                   1997                 1996
                                                                                (Unaudited)          (Unaudited)
                                                                             ------------------   ------------------

   Operating activities:

     Net loss                                                                $      (1,502,041)   $        (561,038)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                 362,659              100,551
         Noncash stock option compensation expense                                     118,431                    -
         Accretion of debt discount                                                     90,000                    -
         Net changes in assets and liabilities:
           Accounts receivable                                                      (1,247,548)            (408,421)
           Prepaid expenses and other assets                                          (194,259)             (25,865)
           Accounts payable and accrued liabilities                                    795,634             (354,019)
           Deferred revenue                                                            472,786              (10,000)
                                                                             ------------------   ------------------

   Net cash used in operating activities                                            (1,104,338)          (1,258,792)
                                                                             ------------------   ------------------

   Investing activities:
     Purchases of property and equipment                                              (235,524)            (666,760)
                                                                             ------------------   ------------------

   Financing activities:
     Payments on capital leases                                                        (19,174)             (19,106)
     Issuance costs                                                                          -             (264,786)
     Net proceeds from issuing common stock                                                  -              321,850
     Proceeds from issuing preferred stock                                                   -            3,500,000
     Net proceeds from line of credit                                                        -              650,000
     Proceeds from issuing warrants                                                    180,000                    -
     Proceeds from term loan                                                           820,000                    -
     Payments on shareholder loans                                                    (105,000)                   -
     Proceeds from certificate of deposit                                            1,000,000                    -
     Net repayment of line of credit                                                  (850,000)                   -
                                                                             ------------------   ------------------

   Net cash provided by financing activities                                         1,025,826            4,187,958
                                                                             ------------------   ------------------

   Net decrease in unrestricted cash and cash equivalents                             (314,036)           2,262,406
   Unrestricted cash and cash equivalents at beginning of year                         474,134              267,281
                                                                             ------------------   ------------------

   Unrestricted cash and cash equivalents at end of period                   $         160,098    $       2,529,687
                                                                             ==================   ==================

   Supplemental cash flow disclosures:

     Interest paid                                                           $          88,480    $          14,585
                                                                             ==================   ==================

     Non-cash financing activities:
       Preferred stock dividends                                             $         145,000    $               -
                                                                             ==================   ==================
       Capital lease obligations                                             $         115,808    $               -
                                                                             ==================   ==================


The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 (UNAUDITED)
================================================================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on April 15, 1997 for the fiscal year ended December 31, 1996 (Commission File No. 0-21721).

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128") establishing a new methodology for calculating earnings per share. FAS 128 must be adopted as of December 31, 1997, and earlier adoption is not permitted. Had net income (loss) applicable to common stock per share been determined under this new standard, there would have been no change from amounts reported for the three- and nine-month periods ended September 30, 1997 and 1996.

NOTE 3 - SUBSEQUENT EVENT & PRO FORMA BALANCE SHEET
---------------------------------------------------

The Company has entered into an agreement with Tandem Capital, a division of Sirrom Capital Corporation, regarding its purchase of $5,000,000 of 12% Class B Convertible Preferred Stock, convertible into shares of Clinicor Common Stock at $3.00 per share. The transaction is subject to shareholder approval of amended articles of incorporation to authorize a second series of preferred stock.
Proxy materials for the Special Meeting of shareholders were mailed on or about November 10, 1997 and the Special Meeting is scheduled for November 24, 1997. Shareholders representing a majority of the common shares outstanding, including members of management, and the Company's current preferred shareholders have indicated they will vote in favor of the financing. The Tandem transaction is expected to close on or before November 30, 1997. The proceeds of this transaction will be used to repay the Oracle term loan and for working capital.

A pro forma balance sheet as of September 30, 1997 has been prepared to give effect to the issuance of Class B preferred stock for $5,000,000 as noted above. Pro forma adjustments are made to reflect the repayment of the term loan of $1,000,000, the estimated issuance costs of $200,000 and the write-off of $90,000 related to the discount on the term debt.

The Company has executed a commitment letter with a national banking institution to provide a $2,500,000 working capital line of credit secured by accounts receivable. This commitment is conditioned upon execution of final loan documents and the successful completion of the preferred stock transaction noted above. The purpose of this line of credit is to provide the Company with additional working capital to fund its growing accounts receivable. There can be no assurance that the Company will be able to finalize such a line of credit under acceptable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and nine months ended September 30, 1997 and 1996, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a contract research organization ("CRO") providing Phase I through Phase IV clinical trials management, patient recruiting, monitoring, regulatory consulting, data management and biostatistics services for the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $16.5 million at September 30, 1997, and at December 31, 1996. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

     Reimbursable costs can include patient and investigator stipends, Institutional Review Board fees, laboratory and medical supplies, patient recruitment advertising, travel and consulting fees. Reimbursable costs that are paid to the Company directly by the client, and for which the Company does not bear the risk of economic loss, are deducted from gross service revenue in accordance with CRO industry practice.

     Direct costs include project personnel costs and related overhead costs such as rent, supplies, postage, express delivery and telecommunications, as well as study-related costs not reimbursed by clients. Selling, general and administrative expenses consist primarily of compensation and benefits for marketing and administrative personnel, professional services, facility costs, and other overhead items.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared with three months ended September
--------------------------------------------------------------------------------
30, 1996
---------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended September 30, 1997 and 1996, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

--------------------------------------------------------------------------------------
                                          For the quarter ended September 30,
--------------------------------------------------------------------------------------
                                           1997                    1996
                                           ----                    ----
Service revenues                       $ 2,837,949              $  884,254
Reimbursable costs                         975,294                 168,002
                                       -----------              -----------
Net service revenue                      1,862,655   100.0%        716,252   100.0%

Operating costs and expenses:
 Direct costs                            1,430,288    76.8%        558,860    78.0%
 Selling, general and administrative       798,090    42.9%        491,534    68.6%
 Depreciation and amortization             118,300     6.3%         49,479     6.9%
                                       -----------              -----------
Total operating costs and expenses       2,346,678   126.0%      1,099,873   153.5%
                                       -----------              -----------

Loss from operations                      (484,023)  -26.0%       (383,621)  -53.5%
Net interest income (expense)             (167,274)  - 9.0%         20,138     2.8%
                                       -----------              -----------
Net loss                               $  (651,297)  -35.0%     $ (363,483)  -50.7%
                                       ============             ===========

     Net service revenues increased approximately $1,146,000, or 160%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management services.

     Reimbursable costs increased to approximately 34% of gross revenue for the three months ended September 30, 1997 as compared to 19% of gross revenue for the same period in 1996. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Contracts in process during the third quarter of 1997 contained a higher percentage of reimbursable costs as compared to those in the third quarter of 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts.

     Direct costs increased approximately $871,000, or 156%. The increase in direct costs is consistent with the percentage increase net service revenues for the three months ended September 30, 1997. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead. As a percentage of net service revenues, direct costs were approximately 77% for the three months ended September 30, 1997 as compared to approximately 78% for the same period in 1996. Management had expected that direct costs as a percentage of net service revenue would have approximated 65% for the three months ended September 30, 1997, which is the level experienced in the second quarter of 1997. Staffing levels were increased in 1997 in anticipation of three sponsor programs which were scheduled to commence in the third quarter of 1997 but which were delayed. Two of the programs are delayed until the first quarter of 1998. One of the programs began in the fourth quarter of 1997.

     Selling, general and administrative expenses increased approximately $307,000 or 62%, primarily due to increased personnel costs resulting from the addition of accounting, information technology, marketing and administrative employees. During the quarter, a noncash charge of approximately $40,000 for compensation expense was recorded related to certain performance-based stock options. Professional fees increased due to costs associated with becoming a public company and general corporate legal matters. Office expenses, which include rent, supplies, and telecommunication costs, increased due to the increase in personnel. Selling, general and administrative expenses were approximately 43% of net service revenue for the three months ended September 30, 1997, as compared to 69% for the corresponding 1996 period. This improvement in the percentage of selling, general and administrative expenses to net service revenues is a result of the growth in net service revenues exceeding the growth in expenses.

     Depreciation and amortization expenses increased approximately $69,000 or 140%. This increase is primarily a result of the purchase of approximately $1.2 million in property, plant and equipment during the last half of 1996. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office in December 1996.

     Interest expense increased by approximately $161,000. This increase is directly related to the term loan entered into in July 1997 with the Company's preferred stockholder, Oracle Partners, L.P. The term note requires interest of 10%, the issuance of a warrant for 200,000 shares of common stock with a term of five years at $5.50 per share, and issuance costs of approximately $90,000. The Company determined the fair market value of the warrants to be $180,000 which, along with the issuance costs, must be amortized over the six-month term of the loan.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended September 30, 1997 and 1996, due to the uncertainty that the loss carryforwards will be utilized.

Nine months ended September 30, 1997 compared with nine months ended September
------------------------------------------------------------------------------
30, 1996
--------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the nine months ended September 30, 1997 and 1996, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

--------------------------------------------------------------------------------------
                                         For the nine months ended September 30,
--------------------------------------------------------------------------------------
                                           1997                    1996
                                           ----                    ----
Service revenues                       $ 8,234,840              $2,441,788
Reimbursable costs                       3,058,130                 490,426
                                       ------------             -----------
Net service revenue                      5,176,710   100.0%      1,951,362   100.0%

Operating costs and expenses:
 Direct costs                            3,615,620    69.9%      1,371,545    70.3%
 Selling, general and administrative     2,522,425    48.7%      1,041,531    53.4%
 Depreciation and amortization             362,659     7.0%        100,551     5.1%
                                       ------------             -----------
Total operating costs and expenses       6,500,704   125.6%      2,513,627   128.8%
                                       ------------             -----------

Loss from operations                    (1,323,994)  -25.6%       (562,265)  -28.8%
Net interest income (expense)             (178,047)  - 3.4%          1,227      .0%
                                       ------------             -----------
Net loss                               $(1,502,041)  -29.0%     $ (561,038)  -28.8%
                                       ============             ===========



     Net service revenues increased approximately $3,225,000, or 165%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management services.

     Reimbursable costs increased to approximately 37% of gross revenue for the nine months ended September 30, 1997 as compared to approximately 20% of gross revenue for the same period in 1996. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Contracts in process during the first nine months of 1997 contained a higher percentage of reimbursable costs as compared to those in the corresponding period of 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts in 1997.

     Direct costs increased approximately $2,244,000, or 164%. The increase in direct costs is consistent with the percentage increase in net service revenues for the nine months ended September 30, 1997. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead. As a percentage of net service revenues, direct costs remained constant at approximately 70%. Management had expected that direct costs as a percentage of net service revenue would have approximated 65% or less for the nine months ended September 30, 1997, which is the level experienced in the second half of 1997. Staffing levels were increased in 1997 in anticipation of three sponsor programs which were scheduled to commence in the third quarter of 1997 but which were delayed. Two of the programs are delayed until the first quarter of 1998. One of the programs began in the fourth quarter of 1997. Management expects the percentage of direct costs to net service revenue to decline should net service revenues continue to increase in the future.

     Selling, general and administrative expenses increased approximately $1,481,000 or 142%. These increased expenses primarily related to the growth in marketing and administrative personnel and related costs. In addition, legal expenses increased due to the costs of becoming a public reporting company. During the nine months ended September 30, 1997, a noncash charge of approximately $118,000 for compensation expense was recorded related to certain performance-based stock options. Office expenses, which include rent, supplies, and telecommunication costs increased due to the increase in personnel and the Company's move to larger corporate office facilities in December 1996. Selling, general and administrative expenses declined to 49% of net service revenue from 53% in the prior period. This modest decrease is primarily attributable to the growth in net service revenue exceeding the growth in personnel costs. Management expects this percentage to continue to decrease should the growth in net service revenues continue to increase in the future.

     Depreciation and amortization expenses increased approximately $262,000 or 260%. This increase is primarily a result of the purchase of approximately $1.2 million in property, plant and equipment during the last half of 1996. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office in December 1996.

     Interest expense increased by approximately $173,000. This increase is directly related to the term loan entered into in July 1997 with the Company's preferred stockholder, Oracle Partners, L.P. The term note requires interest of 10%, the issuance of a warrant for 200,000 shares of common stock with a term of five years at $5.50 per share, and issuance costs of approximately $90,000. The Company determined the fair market value of the warrants to be $180,000 which, along with the issuance costs, must be amortized over the six-month term of the loan.

     The Company recorded no income tax benefit as a result of the net operating losses for the nine months ended September 30, 1997 and 1996, due to the uncertainty that the loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow used in operating activities was approximately $1,104,000 for the nine months ended September 30, 1997, as compared to approximately $1,259,000 in the corresponding period in 1996. The continuation of the negative trend in net cash used in operations in 1997 is primarily attributable to the net loss incurred for the seven months ended July 31, 1997. The Company began to operate at a break-even level of cash from operations in August 1997. Management expects this trend to continue to improve if net service revenues continue to increase in the future and if the increase in operating costs continues to be controlled. Net cash decreased by approximately $314,000 for the nine months ended September 30, 1997. The net cash operating loss for the nine months ended September 30, 1997 was primarily financed with the proceeds of the term loan discussed below. The remaining decrease was largely attributable to purchases of property and equipment of $236,000 which were not financed. The Company has begun to utilize operating leases to provide property and equipment additions instead of utilizing working capital. During the nine months ended September 30, 1997, purchases of property and equipment decreased by approximately $430,000 from the same period in 1996.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable. Accounts receivable increased to approximately $2,737,000 at September 30, 1997 from approximately $1,490,000 at December 31, 1996. The increase of approximately $1,247,000 is a result of the growth in revenues and the timing of payments by sponsors. Cash collections for the nine months ended September 30, 1997, totaled approximately $7,417,000 as compared with $2,023,000 for the corresponding period in 1996.

     Since its inception, the Company has financed its operations and internal growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital lease obligations and lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements, information systems, furniture and office equipment.

          On July 1, 1997, the Company entered into a six-month term loan agreement with Oracle Partners, L.P. ("Oracle"). Oracle is the Company's current preferred stockholder. The term loan is secured by all the assets of the Company and was put into place to supplement the Company's working capital while the Company pursued efforts to complete a private placement of equity securities and a permanent working capital line of credit, both of which are discussed below.

     The Company has entered into an agreement with Tandem Capital, a division of Sirrom Capital Corporation ("Tandem"), regarding its purchase of $5,000,000 of 12% Class B Convertible Preferred Stock, convertible into shares of Clinicor Common Stock at $3.00 per share. The transaction is subject to shareholder approval of amended articles of incorporation to authorize a second series of preferred stock. Proxy materials for the Special Meeting of shareholders were mailed on or about November 10, 1997 and the Special Meeting is scheduled for November 24, 1997. Shareholders representing a majority of the common shares outstanding, including members of management, and the Company's current preferred shareholder have indicated they will vote in favor of the financing. The Tandem transaction is expected to close on or before November 30, 1997. The proceeds of this transaction will be used to repay the Oracle term loan and for working capital.

     The Company has entered into a commitment letter with a national banking institution to provide a $2,500,000 working capital line of credit secured by accounts receivable. This commitment is conditioned upon execution of final documents and the successful completion of the preferred stock transaction noted above. The purpose of this line of credit is to provide the Company with additional working capital to fund its growing accounts receivable. However, there can be no assurance that the Company will be able to finalize such a line of credit under acceptable terms.

     Management believes that the proceeds from the proposed private placement of preferred stock or from the working capital line of credit, if obtained, will be sufficient to fund current operations and the expected growth of accounts receivable. Without the additional funding, the Company would have to rely on internally generated working capital, which consists primarily of accounts receivable collections and customer advance contract payments, in order to fund its operations. In addition, either the private placement or a permanent working capital line of credit will have to be completed by December 31, 1997, in order for the Company to repay the Oracle term loan when due. The term loan can be extended at the lender's option for an additional three months.


INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or it representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                    PART II
                               OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

    On November 7, 1997, the Company and Sirrom Capital Corporation d/b/a Tandem Capital ("Tandem") executed a Preferred Stock Purchase Agreement pursuant to which Tandem agreed to purchase 50,000 shares of a newly-created class of preferred stock of the Company, to be designated "Class B Convertible Preferred Stock," for $5 million. Closing of the transaction is contingent upon shareholder approval of an amendment to the Company's Articles of Incorporation that would authorize the issuance of the Class B Convertible Preferred Stock and modify certain terms of the Company's existing preferred stock, which is to be redesignated Class A Preferred Stock. A special meeting of shareholders has been scheduled for November 24, 1997, to vote upon the amendment, and proxy materials have been mailed to shareholders of record as of September 26, 1997.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

    4(a) Preferred Stock Purchase Agreement dated November 7, 1997 between the registrant and Sirrom Capital Corporation d/b/a Tandem Capital

    10(a) Employment Agreement effective June 1, 1997 between the registrant and James W. Clark, Jr.

    27    Financial Data Schedule


(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLINICOR, INC.


Date  November 14, 1997                 By /s/ Thomas P. O'Donnell
                                          --------------------------------------
                                          Thomas P. O'Donnell
                                          Chairman of the Board and Chief
                                          Executive Officer



Date  November 14, 1997                 By /s/ James W. Clark, Jr.
                                          --------------------------------------
                                          James W. Clark, Jr.
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)