Form 10KSB
period 1997-12-31
CLINICOR INC
filed 1998-03-30
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-21721

                              -------------------

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

                              -------------------

           Securities registered under Section 12(b) of the Exchange

   Act: None Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value
                               (Title of Class)

                              -------------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's gross revenues for fiscal year ended December 31, 1997:  $10,856,562

   As of March 10, 1998, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported on the Over-the-Counter Bulletin Board was $6,804,083.

   As of March 10, 1998, 4,136,400 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9, 10, 11 and
12) hereof.

   Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                   --    --
================================================================================

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                    PART I

 Item 1.   Description of Business.........................................    3
 Item 2.   Description of Property.........................................   12
 Item 3.   Legal Proceedings...............................................   12
 Item 4.   Submission of Matters to a Vote of
             Security Holders..............................................   12

                                    PART II

 Item 5.   Market For Common Equity and Related
             Shareholder Matters...........................................   13
 Item 6.   Management's Discussion and Analysis or
            Plan of Operation..............................................   14
 Item 7.   Financial Statements............................................   18
 Item 8.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure...........................   19

                                   PART III

 Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act.....   19
 Item 10.  Executive Compensation..........................................   19
 Item 11.  Security Ownership of Certain Beneficial
            Owners and Management..........................................   19
 Item 12.  Certain Relationships and Related Transactions..................   19
 Item 13.  Exhibits List and Reports on Form 8-K...........................   20

           Signatures......................................................   24
           Audited Financial Statements....................................  F-1

                                    PART I


ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

        Clinicor, Inc. (together with its predecessor, described below, "Clinicor" or the "Company") is a fully-integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, medical device and other consultation and quality assurance and control ("QA/QC") services for its clients. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, medical device and biotechnology products.

        The Company, a Nevada corporation, was formed in December 1993. A predecessor company, also named Clinicor, Inc. (the "Predecessor Company"), was formed as a Texas corporation in September 1992 and merged into the Nevada corporation in February 1995. References herein to "Clinicor" or the "Company" denote the existing Nevada corporation and the Predecessor Company.

        The Company performs and manages clinical trials in North America from its corporate headquarters in Austin, Texas. The Company also maintains a regional clinical service office in San Antonio, Texas and a regional sales office in Bridgewater, New Jersey. The Company's European operations are headquartered in offices in Windsor, England.

        The Company's principal executive offices are located at 1717 West 6th Street, Suite 400, Austin, Texas 78703, and its telephone number is (512) 344-3300.

BUSINESS

        The Company designs, manages and monitors clinical trials in North America and Europe and provides clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, medical device and other consultation and QA/QC services for its clients. The Company provides centralized patient recruitment services on a nationwide basis using its patient recruiting department and computer database system located in Austin, Texas. In the CRO industry, this service is typically an ancillary one, offered outside of the standard CRO services model by investigative sites or site management organizations ("SMOs"). Clinicor is one of a small number of CROs that has integrated this service into its services model.

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

        Human trials usually start on a small scale to assess safety and then expand to larger trials to test for both safety and efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase. Trials may be local or international and multi-center.

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

               Phase IV. As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV post-submission trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. In addition, Phase IV trials may be necessary to support a sponsor's promotional claims, expanded indications or comparative trials.

        Clinical trials often represent the most expensive and time-consuming part of the overall development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the completion of Phase III trials, the sponsor of a new product must submit a New Drug Application ("NDA") or other approval to market application to the FDA. This application is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the product's composition, and the sponsor's plans for formulating, producing, packaging and labelling the product.

        A clinical trial is a scientific experiment to test the efficacy and safety of an investigational product in accordance with a detailed plan as documented in the protocol. The investigational product is administered to patients who meet specific inclusion/exclusion criteria. Typically, the investigational product is compared to another approved product and/or a placebo. Usually, neither the patient nor the physician investigator knows which patients receive which substance, although that information is readily available if needed. The protocol will specify when, how often and how much of the study product a patient will receive, how often they will be examined by the investigator during the study (i.e., the number and frequency of patient visits) and what measurements and assessments will be made and recorded at each patient visit. The resulting data is recorded in source documents and transcribed into Case Report Forms ("CRFs"). The recorded data is monitored to verify its accuracy and consistency with source documents. The data from the CRFs is entered into a computer database for biostatistical analysis.

PATIENT RECRUITMENT MODEL

        Traditionally, clinical trials have been managed by pharmaceutical companies' in-house staffs of Clinical Research Associates ("CRAs") who in turn subcontract (outsource) the actual performance of the trials to physician investigators serving as investigational sites. The investigators enroll qualified patients into studies from their practices one-by-one. Administrative tasks are handled by a clinical coordinator, typically a nurse who has additional duties within the physician's practice. The advent of managed care has made this approach increasingly inefficient due to greater separation of specialist investigators from the patient populations.

        The function of CRAs is primarily to monitor compliance of the investigative site with the protocol and adherence to GCP. If investigational sites fail to produce qualified patients, they must be replaced with additional sites to reach overall and minimal per site patient recruitment quotas in order to maintain statistical validity.

        The major full-service CROs have organized themselves along the same lines as pharmaceutical companies. They generally employ the same traditional methodology of subcontracting patient recruitment and the actual performance of the clinical trials to investigational sites. The Company also manages studies utilizing this traditional approach. However, for studies not requiring critical care or hospital confinement, the Company also utilizes a patient recruitment model on a nationwide basis to expedite patient enrollment, speed study completion and improve the quality and uniformity of study data.

        The Company's model removes the physician investigator as the primary source of study patients. Rather than relying on the patient population of one or more investigators in a particular city, the Company's approach is to recruit from all of the potential study patients in an entire geographic area. Patients are recruited via advertising, referral programs and other means. Potential patients call the Company's centralized patient recruiting department where personnel prescreen, schedule and capture relevant data on each patient included in the Company's customized patient database system.

        For certain therapeutic specialties, the Company assembles a number of patients to enter a study in group clinics which are generally scheduled on evenings and weekends. This approach works particularly well for studies involving chronic medical conditions. A group clinic may include from as few as ten to over 300 patients. The Company contracts with a physician to serve as the independent investigator, and the Company staffs the clinic with experienced, part-time Company employees who perform all of the study coordinator functions.

SERVICES

        The Company's services include clinical trials management, patient recruitment, clinical data management, biostatistical analysis, regulatory affairs, medical device and other consultation and QA/QC, and product registration services. The Company will provide these products separately or as an integrated, "turn-key" package. Services from each of these categories can be utilized for the development and preparation of a variety of regulatory filings, e.g., NDA, Premarket Approval Applications ("PMA"), and Product License Applications ("PLA").

        Clinical Trials Management Services. The Company offers complete services for the design, placement, performance, patient recruitment, monitoring and management of clinical trial programs. The Company has performed services in connection with trials in many therapeutic areas. The Company has the ability to examine a product's existing pre-clinical and clinical data for the purpose of designing protocols for clinical trials in order to demonstrate the product's safety and efficacy in the treatment of the targeted disease.

        The Company manages every aspect of trials in Phases I through IV, including design of operations manuals, identification and recruitment of trial investigators, initiation of sites, recruitment of patients, site monitoring visits to determine compliance with protocol procedures, adherence to GCP and proper collection of data, data management, biostatistical analysis, interpretation of trial results and report preparation. The Company's current projects involve Phase I, II, III and IV clinical trials. The Company does not own or maintain a Phase I facility for the confinement of study subjects.

        The Company assists clients with one or more of the following steps of clinical trials:

        . Study Protocol. The protocol defines the disease and treatment the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines: (i) the targeted patient population; (ii) the frequency and type of laboratory and clinical measures that are to be recorded and analyzed; (iii) the number of patients required to produce a statistically significant result; (iv) the period of time over which the measurements must be recorded; and (v) the frequency and dosage of drug or other product administration.

        . Case Report Forms. Once the study protocol has been finalized, special forms for recording study-specific data must be developed. These forms are called CRFs. Study data are transcribed onto CRFs from original source documents. The CRF for one patient in a given study may consist of as many as 100 pages or more.

        . Site and Investigator Recruitment. The drug or other product is administered to patients by investigators at hospitals, academic centers, clinics or other locations, referred to as sites. Potential investigators may be identified by the sponsor or the CRO. The investigators are then solicited to participate in the study. Generally, the Company locates properly qualified investigators who contract directly with the Company.

        . Patient Recruitment and Enrollment. One of the Company's main competitive strengths is its ability to quickly and efficiently recruit patients using mass marketing techniques and a centralized patient management system. The clinical trial's success depends upon the rapid recruitment of patients that meet all of the trial criteria. Patients are prescreened for eligibility by personnel using an on-line computer scheduling and database system which captures relevant data for each patient. Prospective patients are required to review information about the study drug or other product and possible side effects and sign an informed consent to record their knowledge and acceptance of potential risks. Patients also undergo a medical examination performed by the investigator to determine whether they meet the requirements of the study protocol. Patients then receive the study drug or other product and are examined by the investigator as specified by the study protocol.

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

        . QA/QC. The Company can provide quality assurance and control audit services to its sponsors. These services involve auditing all aspects of the preclinical and clinical trial process for regulatory compliance with FDA rules, regulations and guidelines.

        . Medical Writing. The results of biostatistical analysis of data collected during the trial, together with other clinical data, are included in a final report generated for inclusion in regulatory documents.

        . Medical Affairs. Throughout the course of a clinical trial, the Company may provide various medical and research services, including medical monitoring of clinical trials, interpretation of clinical trial results, and preparation of clinical study reports.

        Clinical Data Management and Biostatistical Services. The Company's data management professionals assist in the design of protocols and CRFs, as well as training manuals and training sessions for investigational staff, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, the Company's personnel screen CRFs for errors, omissions and other deficiencies. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing, and problem data resolution.

        The Company's biostatistics professionals provide biostatistical consulting and plans, database design, data analysis, biostatistical reporting, and assistance in all phases of drug development. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Biostatisticians assist clients before panel hearings at the FDA.

        These services are utilized by clients to process data that have previously been collected by either the client itself or the Company as part of a distinct phase in the drug development process. The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services. This permits a faster and less costly clinical trial process, because the data is collected and analyzed more rapidly. The Company emphasizes this data management and biostatistical integration as a "turn-key" approach in its marketing efforts.

        Product Registration Services. The Company provides comprehensive product registration services in the United States and Europe. The Company provides regulatory strategy formulation, document preparation, and Good Manufacturing Practice consultation. The Company also acts as liaison with the FDA and other regulatory agencies. Although these services have not generated material revenue to date, the Company offers them in order to provide a full range of services for its clients.

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

RISK FACTORS

        Portions of this report contain certain "forward-looking" statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make oral and other written forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors set forth below.

        Operating History; Unprofitability. The Company was organized in September 1992. As of December 31, 1997, the Company had an accumulated deficit of $6,075,884 and had reported net losses since its organization, including net losses of $1,177,226, $1,966,196 and $2,340,535 for the years ended December 31, 1995, 1996 and 1997, respectively. There can be no assurance that the Company will be able to operate profitably in the future. See the discussion in the remainder of this Item 1, below.

        Loss or Delay of Clinical Research Contracts. Clients of the Company generally have the right to terminate a clinical research contract upon 60 to 90 days notice, potentially causing periods of excess capacity and reductions in service revenue and net income. Contracts may be terminated for various reasons, including unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial. Clinical trials may often be delayed for similar reasons. The loss or delay of a large contract or the simultaneous loss or delay of multiple contracts could result in unplanned periods of excess capacity, thereby materially and adversely affecting the Company's backlog, revenue and profitability. In most instances, if a contract is terminated, the Company is entitled to receive revenue earned to date. However, in the case of fixed-price contracts, the Company bears the risk of cost overruns. See "Description of Business--Clients" and the discussion in the remainder of this
Item 1, below.

        Dependence on Certain Industries and Clients. The Company provides services primarily to the pharmaceutical, medical device and biotechnology industries. Accordingly, the Company's service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited, and concentrations of business in the CRO industry are not uncommon. In fiscal 1996, the Company's top five clients accounted for 75% of the Company's revenue. In fiscal 1997, the Company's top three clients accounted for 57% of the Company's revenue. The Company is likely to continue to derive a substantial portion of its revenue from a relatively limited number of major projects or clients. The loss of business from a significant client could have a material adverse effect on the Company. Additionally, the Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical, medical device or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical, medical device and biotechnology companies to outsource the performance and analysis of clinical research projects to independent outside organizations. A reversal or slowing of this trend could have a material adverse effect on the Company. See "Description of Business--Clients."

        Impact of Government Regulation; Compliance with Regulatory Standards. The market for the Company's services depends upon the comprehensive government regulation of the drug development process. In the United States, the historical trend has been in the direction of continued or increased regulation by the FDA and other governmental agencies, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards as are in effect for conventional drugs. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could materially and adversely affect the demand for the services offered by the Company. In addition, failure on the part of the Company to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material and adverse affect on the Company, including damage to the Company's reputation in the CRO industry. See "Description of Business--Government Regulation."

        Competition; Industry Consolidation. The CRO industry is not capital intensive and the financial costs of entry into this industry are relatively low. The industry, therefore, is highly fragmented with many small, limited-service providers in addition to several medium-sized CROs and a few large, full-service CROs with global operations. Clinicor competes primarily against other CROs, pharmaceutical companies' in-house research departments, SMOs, and academic centers, many of which have substantially greater financial and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide biostatistical analysis and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in these areas. Competitive pressures have resulted in an increasing consolidation of the CRO industry, which is likely to result in heightened competition among the larger CROs for both clients and acquisition candidates. In addition, consolidation within the CRO and pharmaceutical industries as well as a trend by pharmaceutical companies to outsource among fewer CROs and to develop preferred provider relationships has led to heightened competition for CRO contracts. Increased competition may lead to price and other forms of competition that may materially and adversely affect the Company's business. See "Description of Business--Competition."

        Fluctuation in Quarterly Operating Results; Potential Volatility of Stock Price. The Company's quarterly operating results have fluctuated as a result of factors such as client delays in implementing particular clinical trials and the costs associated with start-up operations. Because a high percentage of the Company's operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for future quarters. In addition, the market price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry, prospects of health care reform, changes in government regulation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Investors in the Company's Common Stock must be willing to bear the risk of such fluctuations in earnings and stock price.

        Potential Liability from Operations. Clinical trials involve the testing of approved and experimental drugs on human volunteers pursuant to study protocols. Such testing involves a risk of liability for personal injury or death to participants due to, among other reasons, possible unforeseen adverse reactions or side effects. The Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials. Additionally, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to trial participants. As a result, the Company may be subject to claims arising from professional malpractice of such physicians.

        The Company attempts to manage its liability risk through contractual indemnification provisions with clients and its physician investigators. The contractual indemnifications generally do not protect the

Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The financial position of the Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with an uninsured or inadequately insured claim that is beyond the scope of an indemnity provision or where the indemnifying party does not fulfill its indemnification obligations.

        The Company currently maintains an errors and omissions professional liability insurance policy. There can be no assurance that this insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company. The Company has not experienced any claims to date arising out of any clinical trial managed or monitored by it.

        Potential Adverse Impact of Health Care Reform. In the last several years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and control growing health care costs. While none of the proposals were adopted, health care reform may again be addressed by the U.S. Congress. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, resulting in a decrease of the business opportunities available to the Company. See "Description of Business--Clients." Management is unable to predict the likelihood of health care reform proposals being enacted into law or the effect such law would have on the Company.

        Dependence on Personnel. The Company relies on a number of key executives, including Robert S. Sammis, its President and Secretary, upon whom the Company maintains key man life insurance, and James W. Clark, Jr., its Vice President of Finance, Treasurer and Chief Financial Officer. The loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. See "Description of Business--Services." The level of competition among employers for skilled technical and scientific personnel, particularly those with M.D., Ph.D. or equivalent degrees, is high. There can be no assurance the Company will be able to continue to attract and retain sufficient numbers of qualified personnel.

        Management of Business Expansion; Need for Improved Systems; Expansion of Foreign Operations. Since the Company was organized, its business and operations have experienced substantial expansion. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve on its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of adjusting to differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language and cultural barriers. Failure of the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

        Risks Associated with Future Acquisitions. The Company has not made any acquisitions to date but intends to review acquisition opportunities in 1998. If the Company were to make one or more acquisitions, these acquisitions would involve numerous risks, such as the difficulties and expenses that would be incurred in connection with the acquisition and the subsequent assimilation of the operations and services of the acquired companies and the diversion of management's attention from other business concerns.

CLIENTS

        The Company has performed or is currently performing studies for 34 different clients, including seven of the 25 largest pharmaceutical companies in the world. All of the Company's foreign-based clients have operations in the United States. The Company's revenues have historically been derived primarily from services performed in the United States.

        The Company derives a significant portion of its revenue from a relatively limited number of projects or clients. Concentrations of business in the CRO industry are typical, and the Company is likely to experience such concentrations in 1998 and future years. In 1996, five clients each accounted for more than 10% of the Company's total revenue, or 23%, 17%, 13%, 11% and 11%. In 1997, three clients each accounted for more than 10% of the Company's total revenue, or 11%, 24%, and 22%, respectively. The Company's total revenues for 1996 and 1997 were provided from 18 and 21 separate clients, respectively.

COMPETITION

        The Company primarily competes against in-house departments of pharmaceutical companies, other full service CROs, and, to a lesser extent, SMOs and academic centers. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, ability to manage large, complex medical databases, ability to provide biostatistical analysis and regulatory services, ability to recruit investigators, ability to rapidly recruit patients, ability to integrate information technology with systems to improve the efficiency of contract research, an international presence, financial viability and price. The Company believes that it competes favorably in these areas, except that it does not have a significant international presence.

        The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Some of the largest CROs are Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, PPD Pharmaco, Inc. and ClinTrials Research, Inc. The trend toward consolidation in the CRO and pharmaceutical industries has resulted in heightened competition among the larger CROs for clients and acquisition candidates. In addition, pharmaceutical companies in recent years have tended to outsource among fewer CROs and to designate a limited number of CROs as "preferred providers." If the Company does not succeed in developing preferred provider relationships with major pharmaceutical companies, the Company's ability to retain existing sponsors and to attract new business could be materially and adversely affected.

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

INTELLECTUAL PROPERTY

        The Company has registered CLINICORx(R) as a service mark with the United States Patent and Trademark Office.

EMPLOYEES

        At December 31, 1997, the Company had approximately 230 employees, approximately 95 of whom were full time.


ITEM 2.        DESCRIPTION OF PROPERTY

        The Company leases approximately 21,634 square feet in Austin, Texas. The Company believes it will not encounter any unusual difficulty obtaining additional leased office space at acceptable terms and rates if required for future expansion. The Company also has short term leases of office space in San Antonio, Texas, Bridgewater, New Jersey and Windsor, England.


ITEM 3.        LEGAL PROCEEDINGS

        None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 24, 1997, at a special meeting of the shareholders of the Company, the holders of the Company's Common Stock and Convertible Preferred Stock approved an amendment to the Company's Articles of Incorporation (i) to create a new class of Preferred Stock, which was denominated "Class B Convertible Preferred Stock," (ii) to increase the number of the authorized shares of the Company to 75,055,181 to add 50,000 shares of Class B Convertible Preferred Stock and (iii) to redesignate the existing class of Convertible Preferred Stock as Class A Convertible Preferred Stock and to modify certain other terms of the Class A Convertible Preferred Stock. A total of 2,761,182 shares of the Company's Common Stock, or 68% of the outstanding stock of that class, and 3,776 of the Company's Convertible Preferred Stock, or 100% of that class, were represented at the special meeting in person or by proxy. Of the shares represented at the meeting, 2,756,992 shares of the Common Stock and 3,776 shares of the Convertible Preferred Stock voted in favor of the amendments to the Articles of

Incorporation, 300 shares of the Company's Common Stock voted against the amendments and 3,890 shares of the Company's Common Stock abstained from voting.


                                    PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock has, since March 1995, traded on the Over-the-Counter Bulletin Board ("OTCBB"). Set forth below for the fiscal quarters indicated are the range of high and low bids of the Common Stock on the
OTCBB:


                             1996                            1997
                             ----                            ----

                       High          Low               High         Low

First Quarter         2-1/4         1-1/2              8-3/8        4

Second Quarter        4-5/8         1-7/8              6-5/16       3-3/4

Third Quarter         4             2-5/8              5-3/4        3-1/16

Fourth Quarter        4-3/8         3-1/16             4-7/8        3-7/8


The foregoing quotations, which were obtained from Prophet Information Services, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        As of March 10, 1998, there were 51 shareholders of record of the Company's Common Stock.

        The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock without the consent of the holders of the Company's Preferred Stock.

        The Company has made the following sales of its Common Stock and Preferred Stock during the fiscal year ended December 31, 1997. None of the sales have involved the use of underwriters.

                                              Amount of
     Date of Sale           Class of         Securities                             Total
     or Issuance           Securities         (Shares)         Purchasers       Consideration
     -----------           ----------        ----------        ----------       -------------
1. June 1997           Class A Preferred          145          4 entities          dividend

2. November 1997       Class B Preferred       50,000          1 entity          $ 5,000,000

3. December 1997       Class A Preferred          154          4 entities          dividend

        The issuances described in items 1 and 3 above were scheduled dividends on the Company's outstanding shares of Class A Convertible Preferred Stock. The Class A Convertible Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividends bore restrictive legends. For a description of the terms of the Class A Convertible Preferred Stock, see Note 8 of Notes to Financial Statements.

        Sales pursuant to item 2 above were made in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. A Form D was timely filed with respect thereto. The purchaser was an accredited institutional investment fund. Extensive due diligence was conducted in connection with the sale by its purchaser and its legal counsel. The certificate representing securities issued pursuant to item 1 bore a restrictive legend. For a description of the terms of the Class B Convertible Preferred Stock, see Note 8 of Notes to Financial Statements.

        In connection with the issuance described in item 2 above, the Company issued a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.50 per share to The Robinson-Humphrey Company, LLC ("Robinson-Humphrey"). The warrant was issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Robinson-Humphrey is an institutional accredited investor. The warrant is not transferable except upon compliance with all applicable securities laws.

        In connection with a loan to the Company from Oracle Partners, L.P. ("Oracle") in July 1997, one of the holders of the Company's Class A Convertible Preferred Stock, the Company issued to Oracle a warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $5.50 per share. The warrant is subject to anti-dilution protection and other adjustments to the exercise price in certain events. The warrant exercise price was adjusted to $5.17 per share (with a corresponding increase in the number of shares purchasable thereunder to 212,766) in connection with the issuance of Class B Convertible Preferred Stock pursuant to item 1 above. The warrant was originally issued in reliance upon an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended. Oracle is an institutional accredited investor. Extensive due diligence was conducted by Oracle and its counsel in connection with the loan transaction of which the warrant issuance was a part. The warrant is not transferable except upon compliance with all applicable securities laws.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        The Company is a fully-integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, medical device and other consultation and QA/QC services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, medical device and biotechnology products.

     The Company's contracts for services generally vary from a few months to several years in duration. A portion of the contract fee is typically required to be paid when the contract is initiated, with the balance payable in installments over the contract's duration. The installment payments are based on performance or the achievement of milestones, relating payment to previously negotiated events such as patient enrollment, patient completion or delivery of databases, or periodic, based on personnel fees and actual expenses, typically billed on a monthly basis.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $14.0 million at December 31, 1997 and approximately $16.5 million at December 31, 1996. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

     Direct costs include project personnel costs and related allocated overhead costs such as rent, supplies, postage, express delivery and telecommunications, as well as study-related costs not reimbursed by clients. Selling, general and administrative expenses consist primarily of compensation and benefits for marketing and administrative personnel, professional services, facility costs, and other allocated overhead items.

RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to the year ended December 31, 1996

     The following table sets forth, for the periods indicated, certain items included in the Company's audited statements of operations for the years ended December 31, 1997 and 1996, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                                                  For the year ended December 31,
                                                                  -------------------------------
                                                            1997                                   1996
                                                ----------------------------------------------------------------------
Gross revenues                                  $10,856,562                              $3,581,402
Reimbursable costs                                3,790,416                                 781,354
                                                 ----------                               ---------
Net service revenue                               7,066,146             100.0%            2,800,048             100.0%

Operating costs and expenses:
   Direct costs                                   5,052,698              71.5%            1,990,798              71.1%
   Selling, general and administrative            3,549,622              50.2%            2,623,278              93.7%
   Depreciation and amortization                    474,464               6.7%              157,597               5.6%
                                                    -------                                 -------
Total operating costs and expenses                9,076,784             128.4%            4,771,673             170.4%
                                                  ---------                               ---------

Loss from operations                             (2,010,638)            -28.4%           (1,971,625)            -70.4%
Net interest income (expense)                      (329,897)             -4.7%                5,429               0.1%
                                                   -------                                    -----
Net loss                                        $(2,340,535)            -33.1%          $(1,966,196)            -70.3%
                                                ===========                             ===========


     Net service revenues increased approximately $4,266,000, or 152%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management services.

     Reimbursable costs increased to approximately 35% of gross revenue for 1997, as compared to 22% of gross revenue for 1996. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods. Contracts in process during 1997 contained a higher percentage of reimbursable costs as compared to those in 1996. Part of this increase in the reimbursable cost component resulted from a higher ratio of time and materials based contracts.

     Direct costs increased approximately $3,062,000, or 154%. The increase in direct costs is consistent with the percentage increase in net service revenues for the year ended December 31, 1997. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead. As a percentage of net service revenues, direct costs were approximately 71% for both 1997 and 1996. Management had expected that direct costs as a percentage of net service revenue would have approximated 65% for the year ended December 31, 1997. Staffing levels were increased in 1997 in anticipation of additional growth in contract backlog and certain sponsor programs which were scheduled to commence in the third quarter of 1997 but which were delayed until 1998.

     Selling, general and administrative expenses increased approximately $926,000 or 35%, primarily due to increased personnel and related costs resulting from the addition of accounting, information technology, marketing and administrative employees. Office expenses, which include rent, supplies, and telecommunication costs, increased due to the increase in personnel. During 1997, a noncash charge of approximately $158,000 for compensation expense was recorded related to certain performance-based stock options, as compared to $535,000 in 1996. Selling, general and administrative expenses were approximately 50% of net service revenue for 1997, as compared to 94% for 1996. This improvement in the percentage of selling, general and administrative expenses to net service revenues is a result of the growth in net service revenues exceeding the growth in these expenses.

     Depreciation and amortization expenses increased approximately $317,000 or 201%. This increase is primarily a result of the purchase of approximately $1,100,000 in property, plant and equipment during the last half of 1996. Included in the capital purchases were additions to the Company's computer information systems, facility expansion costs, and office furniture and equipment related to the Company's growing staff and its move to a new corporate office in December 1996.

     Interest expense increased by approximately $323,000 ($180,000 of which was a noncash charge related to the issuance of a warrant described below). This increase is directly related to the term loan entered into in July 1997 with Oracle Partners, L.P. The term note required interest of 10%, the issuance of a warrant for 200,000 shares of common stock with a term of five years at $5.50 per share, and issuance costs of approximately $90,000. The Company determined the fair market value of the warrants to be $180,000 which, along with the issuance costs, were amortized over the term of the loan.
This loan was repaid in November, 1997.

     The Company recorded no income tax benefit as a result of the net operating losses for the years ended December 31, 1997 and 1996, due to the uncertainty that the loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and internal growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital leases and lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements, information systems, furniture and office equipment.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable, net of amounts billed representing unearned revenue. Accounts receivable increased to approximately $2,490,000 at December 31, 1997 from approximately $1,490,000 at December 31, 1996. The increase of approximately $1,000,000 is a result of the growth in revenues and the timing of payments by sponsors. Deferred or unearned revenue increased by approximately $1,000,000 during 1997. The increase in deferred revenue offset the negative cash effect of the increase in accounts receivable. Cash collections from clinical study contracts for 1997 totaled approximately $10,860,000 as compared with $2,700,000 for 1996.

     Net cash flow used in operating activities was approximately $1,557,000 for 1997, as compared to approximately $2,000,000 in 1996. The improvement of approximately $443,000 is the result of the increase of deferred revenue during 1997. The operating losses which continued in 1997 were due to increased staffing and overhead levels incurred in 1997 in anticipation of higher levels of net service revenues being earned in 1997. Certain clinical trials under contract were delayed or reduced in scope during 1997 which negatively impacted 1997 earnings and contract backlog levels. Expected growth in contract backlog did not occur in 1997. As a result, the operating losses did not improve in 1997. Management intends to control future staff expansion and overhead cost increases until the growth of net service revenues absorbs the current level of excess capacity.

     Net cash increased by approximately $2,780,000 during 1997. The improvement in net cash for 1997 was primarily a result of the net proceeds of approximately $4,600,000 from the November, 1997 sale to Tandem Capital, a division of Sirrom Capital Corporation ("Tandem"), of $5,000,000 of 12% Class B Convertible Preferred Stock. The proceeds from this transaction were used to repay a $1,000,000 short term loan from Oracle Partners, L.P.

     Investing activities are attributable to purchases of property and equipment and were approximately $229,000 in 1997 as compared to approximately $1,100,000 in 1996. In addition, the Company utilized operating and capital leases in 1997 to provide approximately $400,000 of property and equipment additions. During 1998, the Company plans to implement an Oracle database on a Unix network server to support study management, patient recruitment, data management and accounting departments. The

Oracle project is expected to improve operational efficiency and support future growth. The Company expects to invest approximately $750,000 in the Oracle project during the next 12 months.

     The Company in December, 1997 entered into a loan agreement with a national banking institution to provide a $2,500,000 working capital line of credit secured by accounts receivable. The purpose of this line of credit is to provide the Company with additional working capital to fund its accounts receivable.

     Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will be sufficient to fund its operations in 1998. In the future, the Company may acquire businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would require additional external financing, and the Company may seek such funds from public or private issuances of equity, debt securities, or bank financing. There can be no assurance that such financing will be available on terms acceptable to the Company.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in Management's Discussion and Analysis or Plan of Operation may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the "Risk Factors" discussed in
Item 1 above.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which will be effective for the Company's 1998 fiscal year. SFAS No. 130 will require companies to present certain items as separate components of stockholders' equity. SFAS No. 131 will require companies to report certain financial and descriptive information about their reportable operating segments. Management does not believe that the effect of implementing these standards will materially impact the Company's financial statements.


ITEM 7.       FINANCIAL STATEMENTS

Index to Financial Statements:
                                                                            Page
                                                                            ----
     Report of Price Waterhouse LLP, Independent Accountants                F-1

     Balance Sheet - December 31, 1997 and 1996                             F-2

     Statement of Operations - Years ended December 31, 1997 and 1996       F-3

     Statement of Shareholders' Equity - December 31, 1997 and 1996         F-4

     Statement of Cash Flows - Years ended December 31, 1997 and 1996       F-5

     Notes to Financial Statements                                    F-6 - F-15

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


                                   PART III

     The Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") not later than April 30, 1998, and certain information included therein is incorporated herein by reference.


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

ITEM 13.      EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

             2      Not applicable

             3(a) Articles of Incorporation, as previously amended (incorporated herein by reference to Exhibit 3(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997) and as amended by the Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on November 24, 1997

             3(b) Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3(b) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997 and Exhibit 3(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1997)

             4(a) Stock Purchase Agreement dated as of July 15, 1996 between the registrant and Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc. (incorporated herein by reference to Exhibit 4(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             4(b) Articles of Incorporation of the registrant, as amended, incorporated herein by reference to Exhibit 3(a)

             4(c) Amended and Restated Bylaws of the registrant, as amended, incorporated herein by reference to Exhibit 3(b)

             4(d) Terms of Warrants issued by the registrant (incorporated herein by reference to Exhibit 4(d) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             4(e) Sales Agent Warrant dated May 20, 1996 issued to SJ Capital, Inc. (incorporated herein by reference to Exhibit 4(f) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             4(f) Warrant to purchase shares of the registrant's common stock issued to Oracle Partners, L.P. on July 1, 1997 (incorporated herein by reference to Exhibit 4(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1997)

             4(g) Preferred Stock Purchase Agreement dated November 7, 1997 between the registrant and Sirrom Capital Corporation d/b/a Tandem Capital (incorporated herein by reference to Exhibit 4(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1997)

             4(h) Registration Rights Agreement dated as of November 25, 1997 between the registrant and Sirrom Capital Corporation d/b/a Tandem Capital

             4(i) Amended and Restated Registration Rights Agreement dated as of November 25, 1997 between the registrant, Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc.

             4(j) Lock-Up Agreement dated as of November 25, 1997 between the registrant, O'Donnell Family Limited Partnership, Messrs. Robert S. Sammis and Thomas P. O'Donnell, Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P., GSAM Oracle Fund, Inc. and Sirrom Capital Corporation d/b/a Tandem Capital

             4(k) Warrant to purchase shares of the registrant's common stock issued to The Robinson-Humphrey Company, LLC on November 25, 1997

             9      Not applicable

             10(a) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and Steven J. Dell, M.D. (incorporated herein by reference to Exhibit 10(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(b) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and William M. Ramsdell, M.D. (incorporated herein by reference to Exhibit 10(b) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(c) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and David Shulman, M.D. (incorporated herein by reference to Exhibit 10(c) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(d) Sales Agent Agreement effective September 15, 1995 between the registrant and SJ Capital, Inc. (incorporated herein by reference to Exhibit 10(d) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(e) Option Agreement dated March 5, 1996 between the registrant and Randolph J. Haag (incorporated herein by reference to Exhibit 10(j) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(f) Stock Option Agreement dated February 27, 1995 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(m) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(g) Employment Agreement dated July 15, 1996 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(o) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(h) Unsecured Note dated October 1, 1995 executed by the registrant and payable to Robert Sammis (incorporated herein by reference to Exhibit 10(q) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(i) Letter Agreement dated August 21, 1996 between the registrant and Zola P. Horovitz (incorporated herein by reference to Exhibit 10(s) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(j) Lease dated October 23, 1996 between the registrant and Lake Austin Commons, Ltd. (incorporated herein by reference to Exhibit 10(t) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             10(k) First Amendment to Office Lease Agreement dated November 21, 1996 between the registrant and Lake Austin Commons, Ltd. (incorporated herein by reference to Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15,
                    1997)

             10(l) Agreement Regarding Option Grant effective January 1, 1997 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(x) to the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1997)

             10(m) Stock Option Agreement dated May 12, 1997 between the registrant and James W. Clark, Jr. (incorporated herein by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1997)

             10(n) Employment Agreement effective June 1, 1997 between the registrant and James W. Clark, Jr. (incorporated herein by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1997)

             10(o) Loan and Security Agreement effective December 19, 1997 between the registrant and NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division

             10(p) Employment Agreement effective March 17, 1998 between the registrant and Susan Krivacic

             10(q) Amended and Restated 1995 Director, Employee and Consultant Stock Option Plan

             11     Not applicable

             13     Not applicable

             16 Letter on Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

             18     Not applicable

             21     Not applicable

             22     Not applicable

             23     Not applicable

             24     Not applicable

             27     Financial Data Schedule

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

                                        CLINICOR, INC.


Date  March 30, 1998                    By  /s/ ROBERT S. SAMMIS
    ------------------                    --------------------------------------
                                          Robert S. Sammis
                                          President, Principal Executive Officer
                                          and Secretary


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                            Title                    Date
         ---------                            -----                    ----

/s/ ROBERT S. SAMMIS            President, Principal Executive    March 30, 1998
----------------------------     Officer, Secretary, Director     --------------
(Robert S. Sammis)


/s/ JAMES W. CLARK, JR.           Vice President of Finance,      March 30, 1998
----------------------------     Principal Financial Officer,     --------------
(James W. Clark, Jr.)                 Treasurer, Director



/s/ ARTHUR P. HAAG                           Director             March 30, 1998
----------------------------                                      --------------
(Arthur P. Haag)


/s/ JOSEPH L. DOWLING                        Director             March 30, 1998
----------------------------                                      --------------
(Joseph L. Dowling)


/s/ ZOLA P. HOROVITZ                         Director             March 30, 1998
----------------------------                                      --------------
(Zola P. Horovitz, Ph.D.)


/s/ CRAIG MACNAB                             Director             March 30, 1998
----------------------------                                      --------------
(Craig Macnab)

                       Report of Independent Accountants


To the Board of Directors and
  Shareholders of Clinicor, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Austin, Texas
March 13, 1998

CLINICOR, INC.
BALANCE SHEET
================================================================================

                                                                                        DECEMBER 31,       DECEMBER 31,
                                                                                             1997               1996
                                                                                        -----------        -----------
ASSETS

Current assets:
    Cash, restricted cash and cash equivalents                                          $ 3,255,182        $ 1,483,974
    Accounts receivable, net                                                              2,472,928          1,489,555
    Prepaid and other current assets                                                        129,823            143,992
                                                                                        -----------        -----------
      Total current assets                                                                5,857,933          3,117,521

Property and equipment, net                                                               1,029,122          1,118,877

Other assets                                                                                   --               39,739
                                                                                        -----------        -----------
      TOTAL ASSETS                                                                      $ 6,887,055        $ 4,276,137
                                                                                        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of obligations under capital leases                                 $    45,929        $    11,733
    Accounts payable and accrued liabilities                                              1,052,957          1,088,505
    Line of credit                                                                             --              850,000
    Deferred revenue                                                                      1,053,150             35,000
    Notes payable to shareholders                                                              --              181,000
                                                                                        -----------        -----------
      Total current liabilities                                                           2,152,036          2,166,238

Obligations under capital leases, less current portion                                       68,173             16,047
                                                                                        -----------        -----------
      Total liabilities                                                                   2,220,209          2,182,285
                                                                                        -----------        -----------

Commitments and contingencies (Note 7)

Shareholders' equity :
    Class A convertible preferred stock, no par value, 5,181 shares authorized,
      3,930 and  3,631 shares issued and outstanding, respectively                        3,930,000          3,631,000
    Class B convertible preferred stock, no par value, 50,000 shares
      authorized, 50,000 and 0  issued and outstanding, respectively                      5,000,000               --
    Common stock, $0.001 par value, 75,000,000 shares authorized,
      4,086,400 and 4,086,400 shares issued and outstanding, respectively                     4,086              4,086
    Additional paid-in capital                                                            1,875,536          2,418,915
    Deferred compensation                                                                   (66,892)          (224,800)
    Accumulated deficit                                                                  (6,075,884)        (3,735,349)
                                                                                        -----------        -----------
      Total shareholders' equity                                                          4,666,846          2,093,852
                                                                                        -----------        -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 6,887,055        $ 4,276,137
                                                                                        ===========        ===========

CLINICOR, INC.
STATEMENT OF OPERATIONS
================================================================================

                                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                            1997             1996
                                                                                     ---------------    -------------
Service revenue:
    Gross revenue                                                                       $ 10,856,562    $  3,581,402
    Reimbursable costs                                                                     3,790,416         781,354
                                                                                        ------------    ------------
      Net service revenue                                                                  7,066,146       2,800,048

Operating costs and expenses:
    Direct costs                                                                           5,052,698       1,990,798
    Selling, general and administrative                                                    3,549,622       2,623,278
    Depreciation and amortization                                                            474,464         157,597
                                                                                        ------------    ------------
      Total operating costs and expenses                                                   9,076,784       4,771,673
                                                                                        ------------    ------------
Loss from operations                                                                      (2,010,638)     (1,971,625)

Other income and expenses:
    Interest income                                                                           37,274          49,851
    Interest expense                                                                        (367,171)        (44,422)
                                                                                        ------------    ------------
      Other income and expenses                                                             (329,897)          5,429
                                                                                        ------------    ------------
NET LOSS                                                                                $ (2,340,535)   $ (1,966,196)
                                                                                        ============    ============

Net loss                                                                                $ (2,340,535)   $ (1,966,196)
Preferred stock dividends and conversion discount                                         (2,027,880)       (131,444)
                                                                                        ------------    ------------
Net loss applicable to common stock                                                     $ (4,368,415)   $ (2,097,640)
                                                                                        ============    ============

BASIC/DILUTED EARNINGS PER SHARE                                                        $      (1.07)   $      (0.52)
                                                                                        ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                                           4,086,400       4,059,433

CLINICOR, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
================================================================================

                                          CONVERTIBLE CONVERTIBLE                   ADDITIONAL
                                           PREFERRED   PREFERRED    COMMON   STOCK   PAID-IN     DEFERRED   ACCUMULATED
                                             STOCK A     STOCK B    SHARES  AMOUNT   CAPITAL   COMPENSATION   DEFICIT      TOTAL
                                          ----------- ----------- --------- ------ ----------- ------------ ----------- ------------

Balance at December 31, 1995              $        -  $           3,939,000 $3,939 $1,938,499   $(150,000) $(1,769,153) $    23,285

Common stock issued in connection with
   the continuation of the Company's
   private placement dated
   September 15, 1995                              -           -    135,400    135    309,715           -            -      309,850
Common stock issued on May 20, 1996                -           -     12,000     12     11,988           -            -       12,000
Convertible preferred stock issued on
   July 15, 1996, 3,500 shares, net        3,500,000           -          -      -   (319,823)          -            -    3,180,177
Deferred stock option compensation                 -           -          -      -    609,980    (609,980)           -            -
Amortization of deferred compensation              -           -          -      -          -     535,180            -      535,180
Net loss                                           -           -          -      -          -           -   (1,966,196)  (1,966,196)
Dividends on convertible preferred stock     131,000           -          -      -   (131,444)          -            -         (444)
                                          ----------  ----------  --------- ------ ----------   ---------  -----------   ----------

Balance at December 31, 1996              $3,631,000  $        -  4,086,400 $4,086 $2,418,915   $(224,800) $(3,735,349)  $2,093,852

Convertible preferred stock issued  on
   November 25,1997, 50,000 shares, net            -   5,000,000          -      -   (362,868)          -            -    4,637,132
Amortization of  deferred compensation             -           -          -      -          -     157,908            -      157,908
Warrants issued in connection with
   debt obtained                                   -           -          -      -    180,000           -            -      180,000
Net loss                                           -           -          -      -          -           -   (2,340,535)  (2,340,535)
Dividend on preferred stock                        -           -          -      -    (61,511)          -            -      (61,511)
Dividends on convertible preferred stock     299,000           -          -      -   (299,000)          -            -            -
                                          ----------  ----------  --------- ------ ----------   ---------  -----------   ----------
Balance at December 31, 1997              $3,930,000  $5,000,000  4,086,400 $4,086 $1,875,536   $ (66,892) $(6,075,884)  $4,666,846
                                          ==========  ==========  ========= ====== ==========   =========  ===========   ==========

CLINICOR, INC.
STATEMENT OF CASH FLOWS
================================================================================

                                                                                YEARS ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             ------------    ------------
OPERATING ACTIVITIES:

 Net loss                                                                    $(2,340,535)     $(1,966,196)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                 474,464          157,597
   Noncash stock option compensation expense                                     157,908          535,180
   Accretion of debt discount                                                    180,000                -
   Allowance for doubtful accounts                                                20,000                -
   Net changes in assets and liabilities:
     Accounts receivable                                                      (1,003,373)        (856,015)
     Prepaid expenses and other assets                                            14,169         (169,716)
     Accounts payable and accrued liabilities                                    (97,503)         290,975
     Deferred revenue                                                          1,018,150          (10,000)
                                                                             -----------      -----------

 Net cash used in operating activities                                        (1,576,720)      (2,018,175)
                                                                             -----------      -----------

  INVESTING ACTIVITIES:
    Purchases of property and equipment                                         (228,718)      (1,094,040)
                                                                             -----------      -----------

  FINANCING ACTIVITIES:
    Payments on capital leases                                                   (29,486)         (23,119)
    Repayments of shareholder loans                                             (181,000)               -
    Proceeds from term loan                                                    1,000,000                -
    Repayment of term loan                                                    (1,000,000)               -
    Net proceeds from issuing common stock                                             -          321,850
    Net proceeds from issuing preferred stock                                  4,637,132        3,180,177
    Borrowings (repayments) under line of credit                                (850,000)         850,000
    Restricted cash securing line of credit                                    1,009,840       (1,009,840)
                                                                             -----------      -----------

  Net cash provided by financing activities                                    4,586,486        3,319,068
                                                                             -----------      -----------

  Net increase in unrestricted cash and cash equivalents                       2,781,048          206,853
  Unrestricted cash and cash equivalents at beginning of year                    474,134          267,281
                                                                             -----------      -----------

  Unrestricted cash and cash equivalents at end of year                      $ 3,255,182      $   474,134
                                                                             ===========      ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                            $   206,388      $    29,942
                                                                             ===========      ===========

    Non-cash financing activities:
      Preferred stock dividends and conversion discount                      $ 1,965,667      $   131,000
                                                                             ===========      ===========
      Capital lease obligations                                              $   115,808      $         -
                                                                             ===========      ===========

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

         Basis of Presentation

         On February 27, 1995, Clinicor was merged into a non-reporting publicly held, inactive Nevada corporation in a reverse merger transaction (the "Merger") which has been accounted for as a "pooling of interests." The surviving corporation assumed the name Clinicor, Inc., and effective January 13, 1997, became a publicly reporting company.

         Use of Estimates

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

         The majority of the Company's customer base are large pharmaceutical companies. Although the Company is directly affected by the well being of the pharmaceutical industry, management does not believe significant credit risks existed at December 31, 1997.

         Property and Equipment

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Repair and maintenance costs are charged to expense as incurred.

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

         Study contracts generally provide for payments based upon the achievement of defined benchmarks. Deferred revenue represents amounts invoiced prior to rendering the related services, while unbilled revenue represents the billing value of services rendered prior to being invoiced. Substantially all the deferred revenue and unbilled revenue will be earned and billed, respectively, within one year.

         Direct Costs

         Direct costs are direct expenses of performing studies, including compensation and related benefits for project personnel, investigator fees, patient stipends, laboratories, advertising, labor, other clinical costs, and allocated overhead expenses.

         Income Taxes

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

         Earnings Per Share

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS data.

         Recent Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which will be effective for the Company's 1998 fiscal year. SFAS No. 130 will require companies to present certain items as separate components of stockholders' equity. SFAS No. 131 will require companies to report certain financial and descriptive information about their reportable operating segments. Management does not believe that the effect of implementing these standards will materially impact the Company's financial statements.

         Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents and trade accounts receivable and payable approximate fair values.

         Comparative Information

         Certain amounts related to the prior year have been reclassified to conform to the current year presentation.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


         Note 2 - Accounts Receivable

         Accounts receivable consisted of the following at December 31:


                                       1997                     1996
                                  ------------------     ------------------


            Billed               $         1,259,614    $         1,145,076

            Unbilled                       1,233,314                344,479

            Allowance for
            doubtful accounts                (20,000)                     -
                                  ------------------     ------------------
                                 $         2,472,928    $         1,489,555
                                  ==================     ==================



         Note 3 - Property and Equipment

         Property and equipment consisted of the following at December 31:


                                             1997                    1996
                                    -------------------      ------------------
   Computer systems           $                 720,509   $             549,596
   Leasehold improvements                       416,511                 413,404
   Office equipment                             512,171                 331,220
   Medical equipment                             57,987                  57,987
                                    -------------------      ------------------
                                              1,707,178               1,352,207
   Less accumulated
   depreciation and
   amortization                                 678,056                 233,330
                                    -------------------      ------------------
                                 $            1,029,122   $           1,118,877
                                    ===================      ==================

         Depreciation expense was $444,726 and $153,914 for the years ended December 31, 1997 and 1996, respectively.

         Included in the December 31, 1997 and 1996 balances of equipment are $163,000 and $64,000, respectively, of assets acquired under capital leases. Accumulated depreciation of these assets was $69,000 and $35,000 at December 31, 1997 and 1996, respectively, and depreciation expense was $46,790 and $25,871, respectively, for the years ended December 31, 1997 and 1996.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


         Note 4 - Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consisted of the following at December 31:

                                            1997             1996
                                        ------------------------------
   Accounts payable trade               $   537,204        $   545,638
   Accrued legal and professional            31,906            277,000
   Accrued investigators                    293,877                  -
   Accrued other                            189,970            265,867
                                          ---------          ---------
                                        $ 1,052,957        $ 1,088,505
                                          =========          =========

         Note 5 - Long-term Debt

         At December 31, 1996, the Company had a $1,000,000 secured revolving line of credit with a bank. Interest on the line accrues at the rate the bank offers on certificates of deposit for a similar term and amount, plus 150 basis points (6.22% at December 31, 1996). The line was collateralized by a $1,009,840 certificate of deposit at December 31, 1996. The Company had drawn $850,000 on this line of credit as of December 31, 1996. This line was repaid in May, 1997 with the proceeds from the certificate of deposit which secured it.

         On July 1, 1997, the Company entered into a six month term loan with its Class A Preferred Stockholder. The loan terms required the payment of interest at 10%. In connection with negotiating the loan, the Company issued a warrant to purchase 200,000 shares of Clinicor's common stock at $5.50 per share. The warrant exercise price was adjusted to $5.17 per share and the shares purchasable were adjusted to 212,766 in connection with the issuance of the Class B Preferred Stock (Note 8). The warrants are immediately exercisable and expire five years from the date of issuance. The Company valued the warrant at $180,000 and reflected such amount as a discount to the related debt. This discount was amortized using the effective interest method over the six month term of the related debt. Total interest expense recognized in 1997 related to this loan was approximately $314,750. The loan was repaid on November 25, 1997.

         On December 30, 1997, the Company entered into a four-year, $2.5 million secured revolving credit facility with a national banking institution. The interest rate at December 31,1997 on this credit facility was 10.75%. There were no amounts outstanding under this credit facility and unused availability approximated $500,000 at December 31, 1997.

         Note 6 - Notes Payable to Shareholders

         Certain shareholders, including an officer and director, advanced $181,000 to the Company during 1995 under the terms of unsecured demand notes of the Company. The notes bear interest at 8% and at December 31, 1996, accrued interest payable in connection with these notes totaled $19,217. These notes and related accrued interest were paid in 1997.

         Note 7 - Commitments and Contingencies

         The Company leases office space, computers and other equipment under noncancellable operating and capital lease agreements. These leases have expiration dates ranging from 1997 through 2001. Rent expense under operating leases totaled $423,000 and $81,000 for the years ended December 31, 1997 and 1996, respectively. During December 1996, the Company leased 21,634 square feet of new office space to house its expanding operations.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


         Future minimum lease payments under all leases as of December 31, 1997 were as follows:


                                       Capital             Operating
                                       Leases                Leases

                                     ---------             ---------
                         1998      $    56,481           $   508,345
                         1999           49,288               467,850
                         2000           18,748               400,395
                         2001                -               348,438
          2002 and thereafter                -                     -
                                     ---------            ----------
  Total minimum lease payments         124,517           $ 1,725,028
                                                          ==========
  Less amounts representing
   interest                            (10,415)
                                     ---------
  Present value of net minimum
   lease payments                      114,102
  Less current portion of capital
   lease obligations                    45,929
                                     ---------
                                    $   68,173
                                     =========


         The Company and an officer and director whom the Company has indemnified were involved in a lawsuit brought by a former employer. Amounts expended during 1996 relating to the settlement and associated legal fees aggregated $243,000. This matter was resolved and the settlement paid in May 1997.

         Note 8 - Capital Stock

         Class A Preferred Stock

         On July 15, 1996, the Company issued to Oracle Partners, L.P. and certain affiliates 3,500 shares of convertible Class A preferred stock, no par value (the "Class A Preferred Stock"), for total consideration of $3,500,000, which provided the Company net proceeds of $3,180,177 after deducting offering costs of $319,823. Included in these offering costs was $125,000 of expense to cancel certain preemptive rights held by three shareholders. The Class A Preferred Stock carries a liquidation preference of $1,000 per share. The Class A Preferred Stock provides for annual cumulative dividends, which for a five-year period following issuance are payable in kind and which accrue at the rate of 8% per annum. On the fifth anniversary of the date of issuance, the dividend rate increases to 10% per annum, and the rate thereafter increases by an additional 2% on each successive anniversary date. Dividends accruing after the fifth anniversary date are payable in cash. Through 1997, the Company issued Class A Preferred Stock dividends of 430 shares.

         The Class A Preferred Stock is redeemable at the option of the Company at any time after July 15, 1998; there is no mandatory redemption. The Class A Preferred Stock is convertible into that number of shares of Common Stock of the Company as is equal to the liquidation preference of the Class A Preferred Stock being

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         converted, divided by a "conversion value," which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of December 31, 1997.

         Class B Preferred Stock

         On November 25, 1997, the Company issued to Tandem Capital, a division of Sirrom Capital Corporation, 50,000 shares of Class B Convertible Preferred Stock, no par value ("Class B Preferred Stock"), for total consideration of $5,000,000, which provided the Company net proceeds of $4,637,132 after deducting offering costs of $362,868. The Class B Preferred Stock carries a liquidation preference of $100 per share. The Class B Preferred Stock provides for annual cumulative dividends of $12 per share payable quarterly. The annual dividend rate of $12 per share will be increased by $2 per share beginning on the fifth anniversary of the issuance and subsequently every six months thereafter.

         The Class B Preferred Stock cannot be redeemed during the first year of issuance unless the Company has first offered to redeem all Class A Preferred Stock. After the first year and prior to the fifth anniversary of the original issue date, the Company may redeem the Class B Preferred Stock, as long as the average bid price of the Common Stock exceeds $6.00 per share for each of the immediately preceding 20 consecutive trading days.

         The Class B Preferred Stock is convertible at any time into that number of shares of common stock of the Company as is equal to the liquidation preference divided by the conversion price which is initially set at $3.00 per share, which is subject to future adjustment if certain events occur. No such events have occurred as of December 31, 1997.

         The $3.00 conversion price represented a discount from the market price of Clinicor common stock at the date of issuance of the Class B Preferred Stock. As a result, $1,666,667 of the proceeds, representing the conversion discount, was allocated to additional paid in capital. The carrying amount of the Class B Preferred Stock was accreted to redemption value during 1997 as a charge to paid in capital. The conversion discount is reflected as a reduction of income available to common shareholders in the 1997 earnings per share calculation (Note
         10).

         The holders of the Class A and B Preferred Stock have various additional rights, including registration rights, pursuant to the Company's Articles of Incorporation, as amended, and pursuant to various agreements entered into with the holders of the Class A and B Preferred Stock.

         Stock Option Plan

         In December 1994, the Company and the shareholders approved the 1995 Directors, Employees and Consultants Stock Option Plan (the "Option Plan"), which provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with the Company. The stock options granted under the Option Plan are generally granted at the fair value of the Common Stock on the date of grant. The terms of each option (including duration of the options, which is typically 5 to 10 years, and provisions as to vesting) are determined by the Board of Directors at the time of grant and are set forth in an option agreement between the Company and the optionee. At December 31, 1997 and 1996, the Company had reserved 2,000,000 shares of Common Stock under the option plan.

         The Company adopted Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation) effective January 1, 1996 and has elected to continue to apply APB No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for option grants made at fair value and containing fixed vesting terms. The Company has recorded deferred compensation equal to the fair value of fixed option grants made to individuals other than employees and directors and fixed option grants to employees made below fair value, as well as performance based stock

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


         option grants. Amortization of deferred compensation, which is being charged against income over the vesting period of the options, totaled $157,908 and $535,180 in 1997 and 1996, respectively.

         Of the 1,188,220 options outstanding at December 31, 1997, 212,720 have performance based vesting provisions which allow for 108,481 of such options to vest anytime after January 1, 1998, if for any previous twelve-month period the Company achieves revenues of $12 million or pre-tax earnings of $2 million. The remaining 104,239 of these options vest anytime after January 1, 1999, if for any previous twelve-month period the Company achieves revenues of $18 million or pre-tax earnings of $3 million. In early 1997, the vesting provisions of these options were restated to make clear that all of the options that have not previously vested will vest on February 27, 2000.

         Had compensation cost of all stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                     For the Year Ended        For the Year Ended
                                                      December 31, 1997         December 31, 1996
                                                     ------------------         -----------------
  Net loss applicable        As reported                    $(4,368,415)              $(2,097,640)
   to common stock            Pro forma                     $(4,739,726)              $(1,759,388)

  Net loss applicable
   to common stock           As reported                         $(1.07)                   $(0.52)
   per share                  Pro forma                          $(1.16)                   $(0.43)

         The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; dividend yield of zero for both years; expected volatility of 55% and 60%; risk-free interest rate of 6.1 and 6.0 percent; and respective lives of 5 and 4 years.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


  A summary of option grants is presented below at December 31:

                                                          1997                                   1996
                                          ----------------------------------      --------------------------------
                                                              Weighted                              Weighted
                                                               Average                              Average
                                                               Exercise                              Exercise
                                                Shares         Price                   Shares        Price
                                          ----------------  ----------------      --------------  ----------------
  Outstanding, beginning of  year                  487,720       $      1.05             427,720       $      1.09
     At market                                     710,500              4.73              10,000              1.50
     Below market                                        -                 -              50,000              1.00
  Exercised                                              -                 -                   -                 -
  Canceled                                         (10,000)             1.50                   -                 -
                                          ----------------                        --------------
  Outstanding at end of year                     1,188,220       $      3.25             487,720       $      1.05
                                          ================                        ==============
  Options exercisable at
   year end                                        265,168       $      1.25             173,334       $       .76
  Weighted-average fair value of
   options granted during year:

      At market                                $      2.66                        $          .81
      Below market                             $         0                        $          .90

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                                            Options Exercisable
                          -------------------------------------------------------------- ---------------------------------------
                                                     Weighted-
                                                      Average
                                                     Remaining
  Range of                                          Contractual             Weighted-                              Weighted-
   Exercise Prices          Number                     Life              Average Price           Number         Average Price
                          --------------------  -----------------      -----------------    --------------    ------------------
                                                      (Years)
      $0.10                         50,000                   1.24           $       0.10            50,000        $         0.10

  $1.00 to $1.25                   427,720                   2.48           $       1.15           181,668        $         1.04

  $4.00 to $4.25                    57,500                   7.10           $       4.08            33,500        $         4.13

  $4.68 to $4.88                   653,000                   6.59           $       4.79                 -                     -
                          ----------------                                                  --------------
                                 1,188,220                                                         265,168
                          ================                                                  ==============

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

         Common Stock Warrants

         A discussed in Note 4, the Company issued a warrant in 1997 to purchase a total of 200,000 shares of Clinicor common stock in conjunction with obtaining the term loan. In addition, the Company issued a warrant in 1997 to purchase a total of 100,000 shares of Clinicor common stock at $5.50 per share for professional services in connection with the Class B Preferred Stock offering.

         Note 9 - Income Taxes

         At December 31, 1997, the Company had a net operating loss carryforward of approximately $4,800,000 for federal tax purposes. The carryforward along with smaller temporary differences including depreciation and miscellaneous accruals result in a deferred tax asset of approximately $1,600,000. This asset has been fully reserved through a valuation allowance. Due to sales of stock in 1997 and 1996, the annual utilization of these loss carryforwards will be limited under Internal Revenue Code Section 382

         Note 10 - Earnings per Share

         Earnings per share have been calculated in accordance with the provisions of SFAS No. 128. All prior years' earnings per share data have been restated to reflect the provisions of SFAS No. 128. The implementation of the standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive), during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

         The following is a reconciliation of the basic per share computations:

                                                                 For the year ended December 31,
                                                                ---------------------------------
                                                                   1997                 1996
                                                                ---------------------------------
  Loss from continuing operations                               $(2,340,535)         $(1,966,196)
  Less-Preferred stock dividends-Class A  Preferred                (299,702)            (131,444)
           Preferred stock dividends-Class B Preferred              (61,511)                   -
           Accretion of discount on Class B Preferred            (1,666,667)                   -
                                                               ----------------------------------
  Loss applicable to common shareholders                        $(4,368,415)         $(2,097,640)
                                                               ==================================
  Shares used in computing basic earnings per share               4,086,400            4,059,433
  Loss per share
      Basic/Diluted                                                  $(1.07)              $(0.52)
                                                               ==================================

  At December 31, 1997, potentially dilutive securities consisted of stock options convertible into 1,188,220 shares of common stock; Series A convertible preferred stock convertible into 2,620,000 shares of common stock; Series B convertible preferred stock convertible into 1,666,667 shares of common stock; and warrants convertible into 758,720 shares of common stock.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


         Note 11 - Significant Clients

         The Company has had up to five clients who each accounted for more than 10% of the Company's revenues as follows:


                                       1997                       1996
                                ----------------            ---------------
         Client A                      3%                         13%
         Client B                     11%                         17%
         Client C                     24%                         23%
         Client D                      4%                         11%
         Client E                      -                          11%
         Client F                     22%                          -

         Additionally, at December 31, 1997 and 1996, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:


                                       1997                       1996
                                ----------------            ---------------
         Client A                     18%                          -
         Client B                      -                          19%
         Client C                     18%                          -
         Client D                      7%                         14%
         Client E                     10%                          -
         Client F                     11%                          -
         Client G                      -                          36%

         Note 12 - Employees' Savings Plan

         The Company's 401(k) Savings and Retirement Plan, effective January 1, 1996, is a defined contribution retirement plan as described in Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401(a) of the Code. All full time employees of the Company are eligible to participate in the 401(k) Plan after approximately 90 days of employment. The 401(k) Plan provides that each participant make elective contributions up to 15% of his or her compensation, subject to statutory limits. The Company did not make contributions to the 401(k) Plan for the year ended December 31, 1997 and 1996.