Form 10QSB
period 1998-03-31
CLINICOR INC
filed 1998-05-14
CIK 941818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1998

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

     As of May 13, 1998, 4,136,400 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                ---   ---


================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
        Condensed Balance Sheets - March 31, 1998 and December 31, 1997       3
        Condensed Statements of Operations - three months ended March 31,
          1998 and 1997                                                       4
        Condensed Statements of Cash Flows - three months ended March 31,
          1998 and 1997                                                       5
        Notes to Condensed Financial Statements                               6
Item 2. Management's Discussion and Analysis or Plan of Operation             7


                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     12

        Signatures                                                           13

CLINICOR, INC.
BALANCE SHEET
================================================================================


                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       1998           1997
                                                                                   (UNAUDITED)      (NOTE A)
                                                                                   -----------    ------------
   ASSETS

   Current assets:
    Cash, restricted cash and cash equivalents                                     $ 3,085,720    $ 3,255,182
    Accounts receivable, net                                                         2,400,629      2,472,928
    Prepaid and other current assets                                                   186,300        129,823
                                                                                   -----------    -----------

      Total current assets                                                           5,672,649      5,857,933

Property and equipment, net                                                            934,640      1,029,122
                                                                                   -----------    -----------

      TOTAL ASSETS                                                                 $ 6,607,289    $ 6,887,055
                                                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of obligations under capital leases                            $    48,252    $    45,929
    Accounts payable and accrued liabilities                                           921,293        991,002
    Dividends payable                                                                  178,894         61,955
    Line of credit                                                                     572,669           --
    Deferred revenue                                                                 1,195,907      1,053,150
                                                                                   -----------    -----------

      Total current liabilities                                                      2,917,015      2,152,036

Obligations under capital leases, less current portion                                  55,206         68,173
                                                                                   -----------    -----------

      Total liabilities                                                              2,972,221      2,220,209

Shareholders' equity:
    Class A convertible preferred stock, no par value, 5,181 shares authorized,
       3,930 shares issued and outstanding                                           3,930,000      3,930,000
    Class B convertible preferred stock, no par value, 50,000 shares authorized,
      issued and outstanding                                                         5,000,000      5,000,000
    Common stock, $0.001 par value, 75,000,000 shares authorized,
      4,136,400 and 4,086,400 shares issued and outstanding, respectively                4,136          4,086
    Additional paid-in capital                                                       1,376,881      1,875,536
    Deferred compensation                                                              (38,843)       (66,892)
    Accumulated deficit                                                             (6,637,106)    (6,075,884)
                                                                                   -----------    -----------

      Total shareholders' equity                                                     3,635,068      4,666,846
                                                                                   ------------   -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 6,607,289    $ 6,887,055
                                                                                   ===========    ===========

   Note A: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATIONS
================================================================================


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                      1998           1997
                                                  (UNAUDITED)    (UNAUDITED)
                                                  -----------    -----------

Service revenue:
    Gross revenue                                 $ 2,867,196    $ 2,546,102
    Reimbursable costs                                668,280      1,124,227
                                                  -----------    -----------

      Net service revenue                           2,198,916      1,421,875

Operating costs and expenses:
    Direct costs                                    1,851,327        961,646
    Selling, general and administrative               826,053        828,029
    Depreciation and amortization                     105,356        119,250
                                                  -----------    -----------

      Total operating costs and expenses            2,782,736      1,908,925
                                                  -----------    -----------

Loss from operations                                 (583,820)      (487,050)

Other income and expenses:
    Interest income                                    37,609         11,360
    Interest expense                                   15,011         17,755
                                                  -----------    -----------
      Other income and expenses                        22,598         (6,395)
                                                  -----------    -----------

NET LOSS                                          $  (561,222)   $  (493,445)
                                                  ===========    ===========


Net loss                                          $  (561,222)   $  (493,445)
Preferred stock dividends                            (228,606)       (72,630)
                                                  -----------    -----------

Net loss applicable to common stock               $  (789,828)   $  (566,075)
                                                  ===========    ===========

BASIC/DILUTED EARNINGS PER SHARE                  $     (0.19)   $     (0.14)
                                                  ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES EQUIVALENT OUTSTANDING                   4,124,654      4,086,400
                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS
================================================================================

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------

                                                                                1998            1997
                                                                             (UNAUDITED)    (UNAUDITED)
                                                                            ------------   ------------
   OPERATING ACTIVITIES:

  Net loss                                                                  $  (561,222)   $  (493,445)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                             105,356        119,250
      Noncash stock option compensation expense                                (246,951)        39,477
      Net changes in assets and liabilities:
          Accounts receivable                                                    72,299       (651,338)
          Prepaid expenses and other assets                                     (56,477)       (17,412)
          Accounts payable and accrued liabilities                              (69,709)       936,139
          Deferred revenue                                                      142,756         52,656
                                                                            -----------    -----------

Net cash used in operating activities                                          (613,948)       (14,673)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (10,874)      (256,473)

FINANCING ACTIVITIES:
  Payments on capital leases                                                    (10,643)        (3,399)
  Net proceeds from issuing common stock                                          5,000           --
  Net borrowings under line of credit                                           572,669        150,000
  Preferred stock dividends                                                    (111,667)          --
                                                                            -----------    -----------

Net cash provided by financing activities                                       455,359        146,601
                                                                            -----------    -----------

Net decrease in unrestricted cash and cash equivalents                         (169,463)      (124,545)
Unrestricted cash and cash equivalents at beginning of year                   3,255,182        474,134
                                                                            -----------    -----------

Unrestricted cash and cash equivalents at end of period                     $ 3,085,719    $   349,589
                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                                             $    15,092    $    19,135
                                                                            ===========    ===========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1998 for the fiscal year ended December 31, 1997 (Commission File No. 0-21721).

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


NOTE 2 - NET INCOME (LOSS) PER SHARE
------------------------------------

Net loss applicable to common stock per share has been calculated by dividing the Company's net loss applicable to common stock by the weighted average number of shares of the Company's outstanding common stock. Common stock equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.

At March 31, 1998 and March 31, 1997, stock options and warrants to purchase 1,930,274 and 936,440 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,620,000 and 2,420,666 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,666,667 and 0 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.


NOTE 3 - REPORTING COMPREHENSIVE INCOME
---------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. The difference between the Company's net income as reported and comprehensive income is immaterial for disclosure.


NOTE 4 - SEGMENT REPORTING
--------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which the company adopted in the first quarter of 1998. The standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three months ended March 31, 1998 and 1997, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a fully integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, medical device and other consultation and quality assurance/quality control ("QA/QC") services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, medical device and biotechnology products. The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $12.6 million at March 31, 1998 as compared to $14.0 million at December 31, 1997. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

QUARTERLY RESULTS

     Quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant drug development trials and any termination of a drug development trials. Delays and termination's are the result of actions by sponsors or regulatory authorities and are not controllable by the Company. Since a large part of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

RESULTS OF OPERATIONS


Three months ended March 31, 1998 compared with three months ended March 31,
----------------------------------------------------------------------------
1997
----

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended March 31, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

-------------------------------------------------------------------------------
                                        For the quarter ended March 31,
                                        -------------------------------
-------------------------------------------------------------------------------
                                           1998                  1997
                                           ----                  ----

Service revenues                       $ 2,867,196           $ 2,546,102
Reimbursable costs                         668,280             1,124,227
                                       -----------           -----------
Net service revenue                      2,198,916  100.0%     1,421,875  100.0%

Operating costs and expenses:
 Direct costs                            1,851,327   84.2%       961,646   67.6%
 Selling, general and administrative       826,053   37.6%       828,029   58.2%
 Depreciation and amortization             105,356    4.8%       119,250    8.4%
                                       -----------           -----------
Total operating costs and expenses       2,782,736  126.6%     1,908,925  134.2%
                                       -----------           -----------

Loss from operations                      (583,820) -26.6%      (487,050) -34.2%
Net interest income (expense)               22,598    1.0%        (6,395) -  .4%
                                       -----------           -----------
Net loss                               $  (561,222) -25.6%   $  (493,445) -34.6%
                                       ===========           ===========

     Net service revenues increased approximately $ 777,000, or 55%. The increase is primarily attributable to an increase in the average size of clinical trials and to the decrease in reimbursed costs.

     Reimbursable costs decreased to approximately 23% of gross revenue for the three months ended March 31, 1998 as compared to 44% of gross revenue for the same period in 1997. This decrease is a direct result of the contract mix for which revenue was recognized during the respective periods. Contracts in process during the first quarter of 1998 contained a lower percentage of reimbursable costs as compared to those in the first quarter of 1997 primarily because there was a higher ratio of time and materials based contracts in 1998.

     Direct costs increased approximately $890,000, or 93%. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead which occurred during 1997. As a percentage of net service revenues, direct costs were approximately 84% for the three months ended March 31, 1998 as compared to approximately 68% for the same period in 1997. Management expects that direct costs as a percentage of net service revenue will approximate 70% for the calendar year of 1998, which is approximately the level experienced for 1997. Staffing levels were increased in 1997 in anticipation of certain sponsor programs which were scheduled to commence in 1997 but which were delayed or cancelled. The delayed programs are not scheduled to commence until the second half of 1998 and 1999.

     Selling, general and administrative expenses remained approximately the same during the first quarter of 1998 as compared to the comparable period in 1997. During the quarter, the company expensed $300,000 related to the separation of the former chief executive officer. This expense was partially offset by $252,500 due to the related termination of stock options. Selling, general and administrative expenses were approximately 38% of net service revenue for the three months ended March 31, 1998, as compared to 58% for the corresponding period in 1997. This improvement in the percentage of selling, general and administrative expenses to net service revenues is a result of these costs being controlled while net service revenues grew by 55%. Management expects to reduce this ratio to 35% for the calendar year of 1998 as compared to approximately 50% in 1997.

     Depreciation and amortization expenses decreased approximately $13,000 during the three months ended March 31, 1998 as compared to the comparable period in 1997. The Company has committed to invest approximately $750,000 to implement an Oracle database on a Unix network server to support study management, patient management, data management and the accounting department. This Oracle database and network equipment is being installed in the second quarter of 1998. Depreciation expense is expected to increase to approximately 7% of net service revenues once this installation is completed.

     Interest income increased by approximately $26,000 during the three months ended March 31, 1998 as compared to the comparable period in 1997. This is primarily the result of the increase in the funds available for investment resulting from the sale of preferred stock in late 1997.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended March 31, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable. Accounts receivable decreased to approximately $2,400,000 at March 31, 1998 from approximately $2,470,000 at December 31, 1997. Cash collections from clinical study contracts for the three months ended March 31, 1998, totaled approximately $3,000,000 as compared with approximately $1,900,000 for the corresponding period in 1997.

     Net cash flow used in operating activities was approximately $300,000 for the three months ended March 31, 1998, as compared to approximately $15,000 in the corresponding period in 1997. The continuation of the negative trend in net cash used in operations in 1998 is primarily attributable to the net loss incurred for the three months ended March 31, 1998. Net cash decreased by approximately $170,000 for the three months ended March 31, 1998. The net cash operating loss for the first quarter of 1998 was primarily financed with the proceeds from a working capital line of credit.

     Investing activities are attributable to purchases of property and equipment and they declined to approximately $11,000 in the three months ended March 31, 1998 as compared to approximately $256,000 in the comparable period of 1997. The Company has committed to invest approximately $750,000 in Oracle database software and a Unix network system during the next 6 months. This investment will be financed with operating and capital leases.

     Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit and lease lines of credit, will be sufficient to fund its operations in 1998. In the future, the Company may acquire businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would require additional external financing, and the Company may seek such funds from public or private issuance's of equity, debt securities, or bank financing. There can be no assurance that such financing will be available on terms acceptable to the Company.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or it representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                    PART II
                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                    CLINICOR, INC.


Date  May 13, 1998                  By /s/ ROBERT S. SAMMIS
                                      ------------------------------------------
                                      Robert S. Sammis
                                      President and Principal Executive Officer



Date  May 13, 1998                  By /s/ JAMES W. CLARK, JR.
                                      ------------------------------------------
                                      James W. Clark, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)