Form 10QSB
period 1998-06-30
CLINICOR INC
filed 1998-08-13
CIK 941818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1998

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

  As of August 10, 1998, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                ---   ---

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
          Condensed Balance Sheets - June 30, 1998 and December 31, 1997 3 Condensed Statements of Operations - six months ended
           June 30, 1998 and 1997                                             4
          Condensed Statements of Cash Flows - six months ended June 30,
             1998 and 1997                                                    5
          Notes to Condensed Financial Statements                             6
Item 2.   Management's Discussion and Analysis or Plan of Operation           7

                                    PART II
                               OTHER INFORMATION

Item 2.   Changes in Securities                                              14
Item 4.   Submission of Matters to a Vote of Security Holders                14
Item 6.   Exhibits and Reports on Form 8-K                                   15

          Signatures                                                         16

Clinicor, Inc.
Balance Sheet

================================================================================================================================


                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             1998                 1997
                                                                                         (UNAUDITED)            (NOTE A)
                                                                                      -------------------    -------------------
   ASSETS

   Current assets:
       Cash and cash equivalents                                                      $        2,509,323     $        3,255,182
       Accounts receivable, net                                                                2,003,989              2,472,928
       Prepaid and other current assets                                                          194,889                129,823
                                                                                      -------------------    -------------------

         Total current assets                                                                  4,708,201              5,857,933

   Property and equipment, net                                                                   836,387              1,029,122
                                                                                      -------------------    -------------------

         Total assets                                                                 $        5,544,588     $        6,887,055
                                                                                      ===================    ===================


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Current portion of obligations under capital leases                            $           47,019     $           45,929
       Accounts payable and accrued liabilities                                                  996,163                991,002
       Dividends payable                                                                         100,500                 61,955
       Line of credit                                                                            330,613                      -
       Deferred revenue                                                                          687,869              1,053,150
                                                                                      -------------------    -------------------

         Total current liabilities                                                             2,162,164              2,152,036

   Obligations under capital leases, less current portion                                         45,455                 68,173
                                                                                      -------------------    -------------------

         Total liabilities                                                                     2,207,619              2,220,209

   Shareholders' equity:
       Class A convertible preferred stock, no par value, 5,181 shares authorized,
          4,087 and 3,930 shares issued and outstanding, respectively                          4,087,000              3,930,000
       Class B convertible preferred stock, no par value, 50,000 shares authorized,
         issued and outstanding                                                                5,000,000              5,000,000
       Common stock, $0.001 par value, 75,000,000 shares authorized,
         4,169,734 and 4,086,400 shares issued and outstanding, respectively                       4,170                  4,086
       Additional paid-in capital                                                              1,184,908              1,875,536
       Deferred compensation                                                                     (33,293)               (66,892)
       Accumulated deficit                                                                    (6,905,816)            (6,075,884)
                                                                                      -------------------    -------------------

         Total shareholders' equity                                                            3,336,969              4,666,846
                                                                                      -------------------    -------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $        5,544,588     $        6,887,055
                                                                                      ===================    ===================

   Note A: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATIONS
===================================================

                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30
                                                   ---------------------------------------------------------------------------
                                                          1998               1997                1998              1997
                                                      (UNAUDITED)         (UNAUDITED)                  (UNAUDITED)
                                                   -----------------  -------------------  -----------------------------------
   Service revenue:
       Gross revenue                               $      3,324,249   $       2,850,789    $     6,191,445    $     5,396,891
       Reimbursable costs                                 1,276,989             958,609          1,945,269          2,082,836
                                                   -----------------  -------------------  -----------------  ----------------

         Net service revenue                              2,047,260           1,892,180          4,246,176          3,314,055
                                                   -----------------  -------------------  -----------------  ----------------

   Operating costs and expenses:
       Direct costs                                       1,390,532           1,223,686          3,241,859          2,185,332
       Selling, general and administrative                  828,417             896,156          1,654,469          1,724,185
       Depreciation and amortization                        108,457             125,109            213,813            244,359
                                                   -----------------  -------------------  -----------------  ----------------

         Total operating costs and expenses               2,327,406           2,244,951          5,110,141          4,153,876
                                                   -----------------  -------------------  -----------------  ----------------

   Loss from operations                                    (280,146)           (352,771)          (863,965)          (839,821)

   Other income and expenses:
       Interest income                                       37,996               9,371             75,605             20,731
       Interest expense                                      26,561              13,749             41,572             31,504
                                                   -----------------  -------------------  -----------------  ----------------
         Other income and expenses                           11,435              (4,378)            34,033            (10,773)
                                                   -----------------  -------------------  -----------------  ----------------

   NET LOSS                                        $       (268,711)  $        (357,149)   $      (829,932)   $      (850,594)
                                                   =================  ===================  =================  ================


   Net loss                                        $       (268,711)  $        (357,149)   $      (829,932)   $      (850,594)
   Preferred stock dividends                               (228,606)            (72,628)          (457,212)          (145,258)
                                                   -----------------  -------------------  -----------------  ----------------

   Net loss applicable to common stock             $       (497,317)  $        (429,777)   $    (1,287,144)   $      (995,852)
                                                   =================  ===================  =================  ================

   NET LOSS APPLICABLE TO COMMON
       STOCK PER SHARE                             $          (0.12)  $           (0.11)   $         (0.31)   $         (0.24)
                                                   =================  ===================  =================  ================


   WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES EQUIVALENT OUTSTANDING                      4,148,488           4,086,400          4,131,261          4,086,400
                                                   =================  ===================  =================  ================

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS

====================================================================================================================

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------------------

                                                                                    1998                1997
                                                                                 (UNAUDITED)         (UNAUDITED)
                                                                             ------------------   ------------------
   OPERATING ACTIVITIES:

     Net loss                                                                $        (829,932)   $        (850,594)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                 213,813              244,359
         Noncash stock option compensation expense                                    (241,409)              78,954
         Net changes in assets and liabilities:
            Accounts receivable                                                        468,939             (733,316)
            Prepaid expenses and other assets                                          (65,066)              80,444
            Accounts payable and accrued liabilities                                     5,161            1,054,325
            Deferred revenue                                                          (365,281)              32,928
                                                                             ------------------   ------------------

   Net cash used in operating activities                                              (813,775)             (92,900)

   INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (21,069)            (270,525)

   FINANCING ACTIVITIES:
     Payments on capital leases                                                        (21,628)              (9,901)
     Net proceeds from issuing common stock                                             41,667                    -
     Payments on shareholder loans                                                           -             (105,000)
     Proceeds from certificate of deposit                                                    -            1,000,000
     Net borrowings under line of credit                                               330,613             (850,000)
     Preferred stock dividends                                                        (261,667)                   -
                                                                             ------------------   ------------------

   Net cash provided by financing activities                                            88,985               35,099
                                                                             ------------------   ------------------

   Net decrease in unrestricted cash and cash equivalents                             (745,859)            (328,326)
   Unrestricted cash and cash equivalents at beginning of year                       3,255,182              474,134
                                                                             ------------------   ------------------

   Unrestricted cash and cash equivalents at end of period                   $       2,509,323    $         145,808
                                                                             ==================   ==================

   SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                           $          34,442    $          37,710
                                                                             ==================   ==================

     Non-cash financing activities:
       Preferred stock dividends                                             $         157,000    $         145,000
                                                                               ================     ================
       Capital lease obligations                                             $               -    $          84,005
                                                                               ================     ================

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1998 for the fiscal year ended December 31, 1997 (Commission File No. 0-21721).

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

At June 30, 1998 and June 30, 1997, stock options and warrants to purchase 2,001,706 and 1,263,940 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,724,667 and 2,517,333 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,666,667 and 0 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and six months ended June 30, 1998 and 1997, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below are unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a fully integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, medical device and other consultation and quality assurance and quality control ("QA/QC") services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, medical device and biotechnology products. The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $8.8 million at June 30, 1998 as compared to $14.0 million at December 31, 1997. The decline in gross revenue backlog reflects the impact of a major clinical study which was cancelled in June of approximately $4.3 million because the Sponsor's drug did not meet the Sponsor's performance expectations. The Company's sales efforts for the quarter generated approximately $4.1 million in new contract backlog which was not sufficient to offset both the cancellation and earned gross revenue of approximately $3.3 million during the second quarter. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

QUARTERLY RESULTS

     Quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant drug development trials and any termination of a drug development trials. Delays and terminations are the result of actions by sponsors or regulatory authorities and are not controllable by the Company. Since a large part of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared with three months ended June 30, 1997
-------------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended June 30, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

-------------------------------------------------------------------------------------
                                         FOR THE QUARTER ENDED JUNE 30,
-------------------------------------------------------------------------------------
                                         1998                         1997
                                     -----------                  -----------

Service revenues                     $ 3,324,249                  $ 2,850,789
Reimbursable costs                     1,276,989                      958,609
                                     -----------                  -----------
Net service revenue                    2,047,260  100.0%            1,892,180  100.0%

Operating costs and expenses:
 Direct costs                          1,390,532   67.9%            1,223,686   64.7%
 Selling, general and administrative     828,417   40.5%              896,156   47.4%
 Depreciation and amortization           108,457    5.3%              125,109    6.6%
                                     -----------                  -----------
Total operating costs and expenses     2,327,406  113.7%            2,244,951  118.7%
                                     -----------                  -----------

Loss from operations                   ( 280,149) -13.7%             (352,771) -18.7%
Net interest income (expense)             11,435     .6%             (  4,378)  -0.2%
                                     -----------                  -----------
Net loss                             $(  268,711) -13.1%          $(  357,149) -18.9%
                                     ===========                  ===========

     Net service revenues increased approximately $ 155,000, or 8%. The increase is primarily attributable to an increase in the average size of clinical trials.

     Direct costs increased approximately $167,000, or 14%. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead which occurred during 1997. As a percentage of net service revenues, direct costs were approximately 68% for the three months ended June 30, 1998 as compared to approximately 65% for the same period in 1997.

     Selling, general and administrative expenses decreased by approximately $68,000 or 8%. Selling, general and administrative expenses were approximately 40% of net service revenue for the three months ended June 30, 1998, as compared to 47% for the corresponding period in 1997. This improvement in the percentage of selling, general and administrative expenses to net service revenues is a result of these costs being controlled while net service revenues grew by 8%.

     Depreciation and amortization expenses decreased approximately $17,000 during the three months ended June 30, 1998 as compared to the comparable period in 1997. Depreciation expense as a percentage of net service revenue declined to approximately

5% for the three months ended June 30, 1998, as compared to 7% in the corresponding period of 1997. The Company has committed to invest approximately $750,000 to implement an Oracle database on a Unix network server to support study management, patient management, data management and the accounting department. This Oracle database and network equipment installation is being completed in the third quarter of 1998. Depreciation expense is expected to increase to approximately 7% of net service revenues once this installation is completed.

     Interest income increased by approximately $29,000 during the three months ended June 30, 1998 as compared to the comparable period in 1997. This is primarily the result of the increase in the funds available for investment resulting from the sale of preferred stock in late 1997. Interest expense increased by approximately $13,000 during the three months ended June 30, 1998 as compared to the comparable period in 1997. This increase is primarily the result of utilization of the Company's working capital line of credit which was put in place in late 1997.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended June 30, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

Six months ended June 30, 1998 compared with six months ended June 30, 1997
---------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the six months ended June 30, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

--------------------------------------------------------------------------------------
                                         FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------
                                         1998                         1997
                                     -----------                  -----------

Service revenues                     $ 6,191,445                  $ 5,396,891
Reimbursable costs                     1,945,269                    2,085,836
                                     -----------                  -----------
Net service revenue                    4,246,176   100.0%           3,314,055   100.0%

Operating costs and expenses:
 Direct costs                          3,241,859    76.3%           2,185,332    65.9%
 Selling, general and administrative   1,654,469    39.0%           1,724,185    52.0%
 Depreciation and amortization           213,813     5.0%             244,359     7.4%
                                     -----------                  -----------
Total operating costs and expenses     5,110,141   120.3%           4,153,876   125.3%
                                     -----------                  -----------

Loss from operations                   ( 863,965)  -20.3%            (839,821)  -25.3%
Net interest income (expense)             34,033      .8%            ( 10,773)   -0.4%
                                     -----------                  -----------
Net loss                             $(  829,832)  -19.5%         $(  850,594)  -25.7%
                                     ===========                  ===========

     Net service revenues increased approximately $930,000, or 28%. The increase is primarily attributable to an increase in the volume and size of clinical trials and, to a lesser extent, an increase in data management and consulting engagements.

     Direct costs increased approximately $1,057,000, or 48%. The increase in direct costs is primarily attributable to the increase in project personnel costs resulting from additional full-time study, patient and data management staff and related associated overhead. As a percentage of net service revenues, direct costs increased to approximately 76% of net service revenue as compared to approximately 66% for the same period in 1997. Staffing levels were increased in 1997 in anticipation of certain sponsor programs which were scheduled to commence in 1997 but which were delayed in 1997 and canceled in June 1998. Management expects that direct costs as a percentage of net service revenue will approximate 70% for the calendar year of 1998, which is approximately the level experienced for 1997.

     Selling, general and administrative expenses decreased approximately $70,000 or 4%. Selling, general and administrative expenses decreased to 39% of net service revenue during the six months ended June 30, 1998 from 52% in the corresponding period in 1997. This decrease is primarily attributable to lower costs and expenses combined with the growth in net service revenue. Management expects this percentage to further decrease should the growth in net service revenues continue in the future.

     Depreciation and amortization expenses decreased approximately $30,000 or 12%. Depreciation and amortization expenses decreased to 5% of net service revenues for the six months ended June 30, 1998 as compared to 7% in the prior period. Depreciation expenses will increase in the third and fourth quarters of 1998 based upon the completion of the installation of the Oracle database project and is expected to increase to approximately 7% of net service revenues.

     The Company recorded no income tax benefit as a result of the net operating losses for the six months ended June 30, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and internal growth with proceeds from private placements of equity securities, advances from shareholders and borrowing arrangements under capital lease obligations and bank lines of credit. Investing activities have consisted of capital expenditures, primarily for leasehold improvements, information systems, furniture and office equipment.

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable. Accounts receivable decreased to approximately $2,000,000 at June 30, 1998 from approximately $2,470,000 at December 31, 1997. Cash collections from clinical study contracts for the six months ended June 30, 1998, totaled approximately $6,300,000 as compared with approximately $4,697,000 for the corresponding period in 1997.

     Net cash flow used in operating activities was approximately $800,000 for the three months ended June 30, 1998, as compared to approximately $93,000 in the corresponding period in 1997. The continuation of the negative trend in net cash used in operations in 1998 is primarily attributable to the net loss incurred for the six months ended June 30, 1998. Net cash decreased by approximately $745,000 for the six months ended March 31, 1998.

     Investing activities are attributable to purchases of property and equipment and they declined to approximately $21,000 in the six months ended June 30, 1998 as compared to approximately $270,000 in the comparable period of 1997. The Company has committed to invest approximately $750,000 in Oracle database software and a Unix network system during the next 3 months. This investment will be financed with operating and capital leases.

     Financing activities consist of net borrowings under the Company's revolving working capital line of credit. At June 30, 1998, there was approximately $330,000 in outstanding borrowings and a remaining availability of $2,170,000 under the line of credit. Pursuant to its Class B preferred stock agreement, the Company paid approximately $260,000 in dividends during the six months ended June 30, 1998.

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

YEAR 2000

     Information systems are an integral part of the services and products the Company provides. The Company is assessing the Year 2000 issue from an internal, supplier and customer perspective. The Company is in the process of installing new software systems that will be completed by December 31, 1998, which are Year 2000 compliant. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on the Company's financial condition, business or operations.

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

                                    PART II
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

    The Company made the following sales of its Common Stock and Preferred Stock during the six months ended June 30, 1998. None of the sales involved the use of underwriters.

                                        Amount of
   Date of Sale          Class of       Securities                     Total
   or Issuance          Securities       (Shares)    Purchasers    Consideration
------------------  -----------------  -----------  -------------  -------------
1. February 1998    Common Stock           50,000   2 individuals     $ 5,000.00

1. May 1998         Common Stock           33,334   1 individual      $36,667.40

2. June 1998        Class A Preferred         157   4 entities         dividend

    The sales pursuant to items 1 and 2 above were made upon exercise of options under the Company's Amended and Restated 1995 Director, Employee and Consultant Stock Option Plan and were made in reliance upon Regulation 701 promulgated under the Securities Act of 1933.

    The issuances described in item 3 were scheduled dividends on the Company's outstanding shares of Class A Convertible Preferred Stock. The Class A Convertible Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividends bore restrictive legends. The Class A Convertible Preferred Stock is convertible into that number of shares of Common Stock of the Company as is equal to the liquidation preference of the Class A Convertible Preferred Stock being converted, divided by a "conversion value," which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of June 30, 1998.

    In addition to the issuances described above, during this period the Company granted options to certain directors of the Company to acquire up to 25,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The options are exercisable immediately. The options were granted in reliance upon an exemption under Section 4(2) of the Securities Act of 1933.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Shareholders of the Company was held on May 19, 1998. At the meeting, the holders of the Company's Common Stock and Preferred Stock elected five directors of the Company. On March 30, 1998, the Board of Directors of the Company had voted, effective as of the Annual Meeting of Shareholders, to fix the size of the Board at five members. The holders of Common Stock elected Messrs. Robert S. Sammis and James W. Clark Jr. as directors; the holders of Class A Preferred Stock elected Dr. Zola P. Horovitz and Mr. Joseph L. Dowling as directors; and the holders of Class B Preferred Stock elected Mr. Craig Macnab as a director.

    As to the election of the directors by the holders of the Company's Common Stock, there were 2,464,650 votes for the election of Messrs. Robert S. Sammis and James W. Clark Jr. as directors, 28,200 votes against these nominees and 789,836 votes abstaining. As to the election of the directors by the holders of the Company's Class A Preferred Stock, there were 2,620,000 votes for the election of Dr. Zola P. Horovitz and Mr. Joseph L. Dowling as directors, no votes against either nominee and no abstentions. As to the election of the director by the holders of the Company's Class B Preferred Stock, there were 1,667 votes for the election of Mr. Craig Macnab as a director, no votes against the nominee and no abstentions.

    Also at the Annual Meeting, the holders of the Company's Common Stock and Convertible Preferred Stock approved an amendment to the Company's Articles of Incorporation (i) to increase the number of the authorized shares of the Company to 75,155,181 to add 100,000 shares of Class C Preferred Stock and (ii) to authorize the Board of Directors of the Company, subject to certain limitations prescribed by Nevada law, without further action by the holders of the Company's Common Stock, to issue shares of Class C Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series. A total of 2,449,759 shares of the Company's Common Stock, or 59.2% of the outstanding stock of that class, 3,930 shares of the Company's Class A Convertible Preferred Stock, or 100% of that class, and 50,000 shares of the Company's Class B Convertible Preferred Stock, or 100% of that class, were represented at the annual meeting in person or by proxy. Of the shares represented at the meeting, 2,357,139 shares of the Common Stock, 3,930 shares of the Class A Convertible Preferred Stock, and 50,000 shares of the Class B Convertible Preferred Stock voted in favor of the amendments to the Articles of Incorporation, 87,120 shares of the Company's Common Stock voted against the amendments and 5,500 shares of the Company's Common Stock abstained from voting.

    The final matter voted on at the Annual Meeting was the ratification of the appointment of Price Waterhouse, LLP, independent accountants, as auditors for the fiscal year ending December 31, 1998. As to this ratification, there were 2,463,650 votes by the holders of the Common Stock, 2,620,000 votes by the holders of the Class A Preferred Stock, and 1,667 votes by the holders of the Class B Preferred Stock for the ratification, 28,500 votes by the holders of the Common Stock against the ratification and 790,536 votes by the holders of the Common Stock abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    3(a) Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on May 22, 1998

    27    Financial Data Schedule



(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLINICOR, INC.


Date August 13, 1998                    By /s/ ROBERT S. SAMIS
                                          --------------------------------------
                                            Robert S. Sammis
                                            President
                                            (Principal Executive Officer)


Date August 13, 1998                    By /s/ JAMES W. CLARK, JR.
                                          --------------------------------------
                                            James W. Clark, Jr.
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)