Form 10QSB
period 1998-09-30
CLINICOR INC
filed 1998-11-12
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998

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


  As of November 10, 1998, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                ---    ---

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
        Condensed Balance Sheets - September 30, 1998 and December 31, 1997 3 Condensed Statements of Operations - three and nine months ended
         September 30, 1998 and 1997                                          4
        Condensed Statements of Cash Flows - nine months ended September
         30, 1998 and 1997                                                    5
        Notes to Condensed Financial Statements                               6
Item 2. Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                              7


                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     14

        Signatures                                                           15

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Clinicor, Inc.
Balance Sheet
===============================================================================


                                                                                   September 30,  December 31,
                                                                                       1998           1997
                                                                                   (Unaudited)      (Note A)
                                                                                   -----------    -----------
   Assets

Current assets:
    Cash and cash equivalents                                                      $ 2,122,045    $ 3,255,182
    Accounts receivable, net                                                         2,130,022      2,472,928
    Prepaid and other current assets                                                   216,408        129,823
                                                                                   -----------    -----------

      Total current assets                                                           4,468,475      5,857,933

Property and equipment, net                                                            987,822      1,029,122
                                                                                   -----------    -----------

      Total assets                                                                 $ 5,456,297    $ 6,887,055
                                                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of obligations under capital leases                            $    45,431    $    45,929
    Accounts payable and accrued liabilities                                           851,796        991,002
    Dividends payable                                                                  183,613         61,955
    Line of credit                                                                     782,336           --
    Deferred revenue                                                                   758,912      1,053,150
                                                                                   -----------    -----------

      Total current liabilities                                                      2,622,088      2,152,036

Obligations under capital leases, less current portion                                 285,272         68,173
                                                                                   -----------    -----------

      Total liabilities                                                              2,907,360      2,220,209

Shareholders' equity:
    Class A convertible preferred stock, no par value, 5,181 shares authorized,
       4,087 and 3,930 shares issued and outstanding, respectively                   4,087,000      3,930,000
    Class B convertible preferred stock, no par value, 50,000 shares authorized,
      issued and outstanding                                                         5,000,000      5,000,000
    Common stock, $0.001 par value, 75,000,000 shares authorized,
      4,169,734 and 4,086,400 shares issued and outstanding, respectively                4,170          4,086
    Additional paid-in capital                                                         951,795      1,875,536
    Deferred compensation                                                              (27,745)       (66,892)
    Accumulated deficit                                                             (7,466,283)    (6,075,884)
                                                                                   -----------    -----------

      Total shareholders' equity                                                     2,548,937      4,666,846
                                                                                   -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 5,456,297    $ 6,887,055
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

CLINICOR, INC.
STATEMENT OF OPERATIONS
===============================================================================


                                            THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                            -------------------------------     -------------------------------
                                                1998              1997              1998              1997
                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                            -------------     -------------     -------------     -------------

Service revenue:
    Gross revenue                           $   2,374,007     $   2,837,949     $   8,565,452     $   8,234,840
    Reimbursable costs                            800,135           975,294         2,745,404         3,058,130
                                            -------------     -------------     -------------     -------------

      Net service revenue                       1,573,872         1,862,655         5,820,048         5,176,710
                                            -------------     -------------     -------------     -------------

Operating costs and expenses:
    Direct costs                                1,236,629         1,430,288         4,478,488         3,615,620
    Selling, general and administrative           794,648           798,090         2,449,117         2,522,425
    Depreciation and amortization                 107,063           118,300           320,876           362,659
                                            -------------     -------------     -------------     -------------

      Total operating costs and expenses        2,138,340         2,346,678         7,248,481         6,500,704
                                            -------------     -------------     -------------     -------------

Loss from operations                             (564,468)         (484,023)       (1,428,433)       (1,323,994)

Other income and expenses:
    Interest income                                33,637                15           109,242            20,746
    Interest expense                               29,638           167,289            71,210           198,793
                                            -------------     -------------     -------------     -------------
      Other income and expenses                     3,999          (167,274)           38,032          (178,047)
                                            -------------     -------------     -------------     -------------

NET LOSS                                    $    (560,469)    $    (651,297)    $  (1,390,401)    $  (1,502,041)
                                            =============     =============     =============     =============


Net loss                                    $    (560,469)    $    (651,297)    $  (1,390,401)    $  (1,502,041)
Preferred stock dividends                        (233,113)          (77,496)         (690,325)         (222,754)
                                            -------------     -------------     -------------     -------------

Net loss applicable to common stock         $    (793,582)    $    (728,793)    $  (2,080,726)    $  (1,724,795)
                                            =============     =============     =============     =============

NET LOSS APPLICABLE TO COMMON
    STOCK PER SHARE                         $       (0.19)    $       (0.18)    $       (0.50)    $       (0.42)
                                            =============     =============     =============     =============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES EQUIVALENT OUTSTANDING               4,169,734         4,086,400         4,144,367         4,086,400
                                            =============     =============     =============     =============

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS
===============================================================================

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------

                                                                                  1998                 1997
                                                                               (UNAUDITED)         (UNAUDITED)
                                                                            ---------------    ---------------
OPERATING ACTIVITIES:

  Net loss                                                                  $    (1,390,401)   $    (1,502,041)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                 320,876            362,659
      Noncash stock option compensation expense                                    (235,859)           118,431
      Accretion of debt discount                                                         --             90,000
      Net changes in assets and liabilities:
        Accounts receivable                                                         342,906         (1,247,548)
        Prepaid expenses and other assets                                           (86,585)          (194,259)
        Accounts payable and accrued liabilities                                   (139,206)           795,634
        Deferred revenue                                                           (294,238)           472,786
                                                                            ---------------    ---------------

Net cash used in operating activities                                            (1,482,507)        (1,104,338)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (29,999)          (235,524)

FINANCING ACTIVITIES:
  Payments on capital leases                                                        (32,967)           (19,174)
  Net proceeds from issuing common stock                                             41,667                  0
  Proceeds from issuing preferred stock                                                  --            180,000
  Proceeds from term loan                                                                --            820,000
  Payments on shareholder loans                                                          --           (105,000)
  Proceeds from certificate of deposit                                                   --          1,000,000
  Net borrowings under line of credit                                               782,336           (850,000)
  Preferred stock dividends                                                        (411,667)                --
                                                                            ---------------    ---------------

Net cash provided by financing activities                                           379,369          1,025,826
                                                                            ---------------    ---------------

Net decrease in unrestricted cash and cash equivalents                           (1,133,137)          (314,036)
Unrestricted cash and cash equivalents at beginning of year                       3,255,182            474,134
                                                                            ---------------    ---------------

Unrestricted cash and cash equivalents at end of period                     $     2,122,045    $       160,098
                                                                            ===============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                                             $        71,210    $        88,480
                                                                            ===============    ===============

  Non-cash financing activities:
    Preferred stock dividends                                               $       157,000    $       145,000
                                                                            ===============    ===============
    Capital lease obligations                                               $       249,568    $       115,808
                                                                            ===============    ===============

The accompanying notes are an integral part of the financial statements.

CLINICOR, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 1998 (Unaudited)
================================================================================

NOTE L - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1998 for the fiscal year ended December 31, 1997 (Commission File No. 0-21721).

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

NOTE 2 - NET INCOME (LOSS) PER SHARE
Net loss applicable to common stock per share has been calculated by dividing the Company's net loss applicable to common stock by the weighted average number of shares of the Company's outstanding common stock. Common stock equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.

At September 30, 1998 and September 30, 1997, stock options and warrants to purchase 1,905,706 and 1,493,940 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,724,667 and 2,517,333 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,666,667 and 0 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

NOTE 3 - REPORTING COMPREHENSIVE INCOME
In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. The difference between the Company's net income as reported and comprehensive income is immaterial for disclosure.

NOTE 4 - SEGMENT REPORTING
In September 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which the company adopted in the first quarter of 1998. The standard establishes requirements for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and nine months ended September 30, 1998 and 1997, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

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

     The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $8.3 million at September 30, 1998 as compared to $14.0 million at December 31, 1997. The decline in gross revenue backlog reflects the impact of cancellations of certain clinical studies, representing approximately $5.5 million in gross revenues, because the Sponsor's drug did not meet the Sponsor's performance expectations. The Company's sales efforts for the nine months ended September 30, 1998 generated approximately $8.4 million in new contract backlog, which was sufficient to offset earned gross revenue of approximately $8.6 million. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

     QUARTERLY RESULTS

     Quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as delays in initiating or completing significant drug development trials and any termination of drug development trials. Delays and terminations are the result of actions by sponsors or regulatory authorities and are not controllable by the Company. Since a large part of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared with three months ended September 30, 1997

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended September 30, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                     For the quarter ended September 30,
                                     ----------------------------------
                                        1998                     1997
                                    -----------              -----------

Service revenues                    $ 2,374,007              $ 2,837,949
Reimbursable costs                      800,135                  975,294
                                    -----------              -----------
Net service revenue                   1,573,872  100.0%        1,862,655  100.0%

Operating costs and expenses:
 Direct costs                         1,236,629   78.6%        1,430,288   76.8%
 Selling, general and administrative    794,648   50.5%          798,090   42.8%
 Depreciation and amortization          107,063    6.8%          118,300    6.4%
                                    -----------              -----------
Total operating costs and expenses    2,138,340  135.9%        2,346,678  126.0%

Loss from operations                   (564,468) -35.9%         (484,023) -26.0%
Net interest income (expense)             3,999    0.3%         (167,274) - 9.0%
                                    -----------              -----------
Net loss                            $  (560,469) -35.6%      $  (651,297) -35.0%
                                    ===========              ===========


     Net service revenues decreased approximately $ 290,000, or 16%. The decrease is primarily attributable to a decline in the number of ongoing clinical trials.

     Direct costs decreased approximately $194,000, or 14%. The decrease in direct costs is consistent with the percentage decrease in net service revenues for the three months ended September 30, 1998. As a percentage of net service revenues, direct costs were approximately 79% for the three months ended September 30, 1998 as compared to approximately 77% for the same period in 1997.

     Selling, general and administrative expenses decreased by approximately
$3,000.   Selling, general and administrative expenses were approximately 50% of net service revenue for the three months ended September 30, 1998, as compared to 43% for the corresponding 1997 period. The increase in this percentage is directly related to the decrease in revenue during the quarter.

     Depreciation and amortization expenses decreased approximately $11,000 or 10%. Depreciation expense as a percentage of net service revenues was 6.8% for the three months ended September 30, 1998 as compared to 6.4% for the prior period. The Company has committed to invest approximately $750,000 to install an Oracle database on a Unix network server to support its operations. This installation is expected to be complete in the fourth quarter of 1998.

     Interest income increased by approximately $34,000 during the three months ended September 30, 1998 as compared to the comparable period in 1997. This is primarily attributable to the increase in funds available for investment resulting from the sale of preferred stock in late 1997. Interest expense decreased by approximately $138,000. This decrease is due to higher interest costs incurred in 1997 related to loan issuance costs and the valuation of warrants issued on a 1997 term loan.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended September 30, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the nine months ended September 30, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                     For the nine months ended September 30,
                                     --------------------------------------
                                         1998                    1997
                                     -----------             -----------

Service revenues                     $ 8,565,452             $ 8,234,840
Reimbursable costs                     2,745,404               3,058,130
                                     -----------             -----------
Net service revenue                    5,820,048  100.0%       5,176,710  100.0%

Operating costs and expenses:
 Direct costs                          4,478,488   76.9%       3,615,620   69.9%
 Selling, general and administrative   2,449,117   42.1%       2,522,425   48.7%
 Depreciation and amortization           320,876    5.5%         362,659    7.0%
                                     -----------             -----------
Total operating costs and expenses     7,248,481  124.5%       6,500,704  125.6%
                                     -----------             -----------

Loss from operations                  (1,428,433) -24.5%      (1,323,994) -25.6%
Net interest income (expense)             38,032    0.7%        (178,047) -03.4%
                                     -----------             -----------
Net loss                             $(1,390,401) -23.8%     $(1,502,041) -29.0%
                                     ===========             ===========

     Net service revenues increased approximately $643,000, or 12%. The increase is primarily attributable to an increase in the volume and size of clinical trials.

     Reimbursable costs decreased to approximately 47% of gross revenue for the nine months ended September 30, 1998 as compared to approximately 59% of gross revenue for the same period in 1997. This decrease is a direct result of the contract mix for which revenue was recognized during the respective periods. During 1998 contracts in process consisted of a greater percentage of time and materials contracts which generally have less reimbursed costs.

     Direct costs increased approximately $863,000, or 24%. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead. As a percentage of net service revenues, direct costs increased to approximately 77% from approximately 70% for the prior period. Staffing levels were increased in 1997 in anticipation of certain sponsor programs, which were scheduled to commence in 1997, but which were delayed and ultimately canceled in June 1998. Management expects the percentage of direct costs to net service revenue to decline should net service revenues continue to increase in the future.

     Selling, general and administrative expenses decreased approximately $73,000 or 3%. Selling, general and administrative expenses declined to 42% of net service revenue from 49% in the prior period. This decrease is primarily attributable to the growth in net service revenue exceeding the growth in personnel costs. Management expects this percentage to decrease should the growth in net service revenues continue to increase in the future.

     Depreciation and amortization expenses decreased approximately $42,000 or 12%. Depreciation expense decreased to 5.5% of net service revenues for the nine months ended September 30, 1998 as compared to 7.0% in the prior period. Depreciation expense will increase in the fourth quarter of 1998 based upon the completion of the Oracle database project and is expected to be approximately 7.0% of net service revenues.

     Interest income increased by approximately $88,000 during the nine months ended September 30, 1998. This is primarily attributable to the increase in funds available for investment resulting from the sale of preferred stock in late 1997. Interest expense decreased by approximately $128,000. This decrease is due to higher interest costs incurred in 1997 related to loan issuance costs and the valuation of warrants issued on a 1997 term loan.

     The Company recorded no income tax benefit as a result of the net operating losses for the nine months ended September 30, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the level of accounts receivable. Accounts receivable decreased to approximately $2,130,000 at September 30, 1998 from approximately $2,473,000 at December 31, 1997. Cash collections from clinical study contracts for the nine months ended September 30, 1998, totaled approximately $8.6 million as compared with approximately $7.4 million for the corresponding period in 1997.

     Net cash flow used in operating activities was approximately $1,483,000 for the nine months ended September 30, 1998, as compared to approximately $1,104,000 in the corresponding period in 1997. The continuation of the negative trend in net cash used in operations in 1998 is primarily attributable to the net loss incurred for the nine months ended September 30, 1998. Net cash decreased by approximately $1,133,000 during the nine months ended September 30, 1998.

     Investing activities are attributable to purchases of property and equipment and they declined to approximately $30,000 in the nine months ended September 30, 1998 as compared to approximately $236,000 in the comparable period of 1997. The Company has committed to invest approximately $750,000 in Oracle database software and a Unix network system during the next 3 months. This investment will be financed with operating and capital leases.

     Financing activities consist of net borrowings under the Company's revolving working capital line of credit. At September 30, 1998, there was approximately $782,000 in outstanding borrowings and a remaining availability of $1,720,000 under the line of credit. Pursuant to its Class B preferred stock agreement, the Company paid approximately $410,000 in dividends during the nine months ended September 30, 1998.

     Management believes that its existing capital resources and borrowing capacity under its working capital line and lease lines of credit will be sufficient to fund its current operations for the next twelve months. In the future, the Company may acquire businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would require additional external financing, and the Company may seek such funds from public or private issuance of equity, debt securities, or bank financing. There can be no assurance that such financing will be available on terms acceptable to the Company.

YEAR 2000

     Information systems are an integral part of the services and products the Company provides. The Company is assessing the Year 2000 issue from an internal, supplier and customer perspective. The Company is in the process of installing new software systems that are expected to be completed by December 31, 1998, which are Year 2000 compliant. Although the Company believes at this time that neither the costs nor expenses of the Year 2000 issue will be material to the Company, the ultimate costs and expenses are currently unknown and such costs or the consequences of failure to correct any Year 2000 issues could have a material impact on the Company's financial condition, business or operations.

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

                                    CLINICOR, INC.


Date  November 10, 1998             By   /s/ Robert S. Sammis
     ---------------------              ----------------------------------------
                                    Robert S. Sammis
                                    President
                                    (Principal Executive Officer)



Date  November 10, 1998             By   /s/ James W. Clark, Jr.
     ---------------------              ----------------------------------------
                                    James W. Clark, Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)