Form 10KSB
period 1998-12-31
CLINICOR INC
filed 1999-03-31
CIK 941818

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
                                  FORM 10-KSB

 (Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                  For the fiscal year ended December 31, 1998

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

  Issuer's gross revenue for fiscal year ended December 31, 1998:  $11,553,901.

  As of March 22, 1999, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported on the Over-the-Counter Bulletin Board was $2,943,658.

  As of March 22, 1999, 4,169,734 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9, 10, 11 and
12) hereof.

  Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                 ---    ---

================================================================================

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Description of Business..........................................  3
Item 2.    Description of Property.......................................... 13
Item 3.    Legal Proceedings................................................ 13
Item 4.    Submission of Matters to a Vote of Security Holders.............. 13

                                    PART II

Item 5.    Market For Common Equity and Related Shareholder Matters......... 13
Item 6.    Management's Discussion and Analysis or Plan of Operation........ 14
Item 7.    Financial Statements............................................. 19
Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................... 19

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act................ 19
Item 10.   Executive Compensation........................................... 19
Item 11.   Security Ownership of Certain Beneficial Owners and Management... 20
Item 12.   Certain Relationships and Related Transactions................... 20
Item 13.   Exhibits List and Reports on Form 8-K............................ 20

           Signatures....................................................... 24
           Audited Financial Statements.....................................F-1

                                    PART I


Item 1.    Description of Business

General

    Clinicor, Inc. (together with its predecessor, described below, "Clinicor" or the "Company") is a fully-integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, quality assurance and other consultation services for its clients. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, biotechnology and medical device products.

    The Company, a Nevada corporation, was formed in December 1993. A predecessor company, also named Clinicor, Inc. (the "Predecessor Company"), was formed as a Texas corporation in September 1992 and merged into the Nevada corporation in February 1995. References herein to "Clinicor" or the "Company" denote the existing Nevada corporation and the Predecessor Company.

    The Company performs and manages clinical trials in North America from its corporate headquarters in Austin, Texas. The Company also maintains a regional sales office in Bridgewater, New Jersey. The Company's European operations are headquartered in offices in Windsor, England.

    The Company's principal executive offices are located at 1717 West 6th Street, Suite 400, Austin, Texas 78703, and its telephone number is (512) 344-3300.

Business

    The Company designs, manages and monitors clinical trials in North America and Europe and provides clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, quality assurance and other consultation services for its clients. The Company provides centralized patient recruitment services on a nationwide basis using its patient recruiting department and computer database system located in Austin, Texas. In the CRO industry, this service is typically an ancillary one, offered outside of the standard CRO services model by investigative sites or site management organizations ("SMOs"). Clinicor is one of a small number of CROs that has integrated this service into its services model.

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

    In the United States, a sponsor must file an Investigational New Drug Application ("IND"), an Investigational Device Exemption ("IDE") or other filing with the FDA before the commencement of human testing of an investigational product. The filing includes pre-clinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as study protocols, is critical to the success of the development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the product.

    Human trials usually start on a small scale to assess safety and then expand to larger trials to test for both safety and efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase. Trials may be performed at single or multiple sites.

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

Services

    The Company's services include clinical trials management, patient recruitment, clinical data management, biostatistical analysis, regulatory affairs, quality assurance and other consultation services. The Company will provide these services separately or as an integrated package. Services from each of these categories can be utilized for the development and preparation of a variety of regulatory filings.

    Clinical Trials Management Services.  The Company offers complete services
    -----------------------------------
for the design, placement, performance, patient recruitment, monitoring and management of clinical trial programs. The Company has performed services in connection with trials in many therapeutic areas. The Company has the ability to examine a product's existing pre-clinical and clinical data for the purpose of designing protocols for clinical trials in order to demonstrate the product's safety and efficacy in the treatment of the targeted disease.

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

    .   Study Monitoring and Data Collection.  As patients are examined and tests are conducted in accordance with the study protocol, patient information is recorded in the patient chart. Data is then transcribed to CRFs. CRAs visit sites regularly to ensure that regulatory requirements are being met and the protocol is followed. The CRFs are reviewed for accuracy and consistency with the underlying source documents. The completed CRFs are retrieved and are entered into an electronic database.

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

Information Systems

    The Company is committed to investing in information technology designed to expedite the flow of information to its employees and clients in order to improve the high quality of its clinical study services and to manage its internal resources. During 1998, the Company installed an Oracle database platform on a Unix server with Oracle-based applications encompassing critical aspects of its business, such as patient recruitment, clinical trial management, data management, time information management and financial applications. The Oracle platform is web-enabled which will allow the Company to gather clinical study information through web applications and deliver information to clinical staff and clients through web-based products. The Company believes that it is one of a few CROs that has standardized its information technology systems on a single database platform. The Company feels that its Oracle platform initiatives will help the organization scale up as needed to handle the demands of a multi-office, multi-country, multi-currency environment.

    The Company's information technology group is responsible for technology procurement, user support, applications development, and management of the computer network. The Company's information systems are designed to work in support of the Company's standard operating procedures. The Company's information technology systems are designed to be open and flexible to support its internal and client demand both currently and in the future.

Marketing and Business Development

    The marketing strategy of Clinicor consists of differentiating and positioning Clinicor in the U.S. and European markets, and promoting its CRO services to the pharmaceutical, biotechnology and medical device markets. The Company seeks to maintain and expand upon its excellent sponsor service reputation among its core and loyal client base. A launch strategy will be implemented for the introduction of a new image as well as a new service offering, CorDat@. Clinicor will create a brand identification strategy with the launch of CorDat@, an integrated enterprise application solution. CorDat@ pulls together study management, patient recruitment, clinical data management and financial applications through a web-enabled tool. Seasonality strategies will be used for advertising. Service and pricing strategies will be introduced to expand Clinicor's services and to establish various premier service offerings. The primary promotional emphasis will be on media communications through industry journals, magazines and internet tools, with secondary emphasis on direct mail and public relations efforts.

    The marketing strategy emphasizes a sales plan to target accounts to penetrate various markets as well as entrench some niche/specialty areas such as patient recruitment. Clinicor's strategic objective is to provide comprehensive CRO services and to promote long-term relationships with its key existing sponsors and as well as new sponsors.

Clients

    The Company has performed or is currently performing studies for 44 different clients, including eight of the 25 largest pharmaceutical companies with the largest new drug pipelines in the world. All of the Company's foreign-based clients have operations in the United States. The Company's revenues have historically been derived primarily from services performed in the United States.

    The Company derives a significant portion of its revenue from a relatively limited number of projects or clients. Concentrations of business in the CRO industry are typical, and the Company is likely to experience such concentrations in 1999 and future years. In 1998, four clients each accounted for more than 10% of the Company's total revenue, or 36%, 13%, 12% and 10%, respectively. In 1997, three clients each accounted for more than 10% of the Company's total revenue, or 11%, 24%, and 22%, respectively. The Company's total revenues for 1998 and 1997 were provided from 28 and 21 separate clients, respectively.

Competition

    The Company primarily competes against other full service CROs, and, to a lesser extent, SMOs and academic centers. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, ability to manage large, complex medical databases, ability to provide biostatistical analysis and regulatory services, ability to respond rapidly to requests for proposals, ability to recruit investigators, ability to rapidly recruit patients, ability to integrate information technology with systems to improve the efficiency of contract research, financial viability and price. The Company believes that it competes favorably in these areas, except that it does not have a significant international presence necessary to perform large scale global trials.

    The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Some of the largest CROs are Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation and PPD Pharmaco, Inc. The trend toward consolidation in the CRO and pharmaceutical industries has resulted in heightened competition among the larger CROs for clients and acquisition candidates.

Intellectual Property

    The Company has registered CLINICOR x (R) as a service mark with the United States Patent and Trademark Office.

Employees

    At December 31, 1998, the Company had approximately 76 full-time employees.

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

    Operating History; Unprofitability.  The Company was organized in September
    ----------------------------------
1992. As of December 31, 1998 the Company had an accumulated deficit of $8,017,086 and had reported net losses since its organization, including net losses of $1,966,196, $2,340,535 and $1,941,202 for the years ended December 31, 1996, 1997 and 1998, respectively. There can be no assurance that the Company will be able to operate profitably in the future. See the discussion in the remainder of this Item 1, below.

    Loss or Delay of Clinical Research Contracts.  Clients of the Company
    --------------------------------------------
generally have the right to terminate a clinical research contract upon 60 to 90 days notice, potentially causing periods of excess capacity and reductions in service revenue and net income. Contracts may be terminated for various reasons, including unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial. Clinical trials may often be delayed for similar reasons. The loss or delay of a large contract or the simultaneous loss or delay of multiple contracts could result in unplanned periods of excess capacity, thereby materially and adversely affecting the Company's backlog, revenue and profitability. In most instances, if a contract is terminated, the Company is entitled to receive revenue earned to date. However, in the case of fixed-price contracts, the Company bears the risk of cost overruns. See "Description of Business--Clients" and the discussion in the remainder of this Item 1, below.

    Dependence on Certain Industries and Clients.  The Company provides services
    --------------------------------------------
primarily to the pharmaceutical, medical device and biotechnology industries. Accordingly, the Company's service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited, and concentrations of business in the CRO industry are not uncommon.
In fiscal 1998, the Company's top four clients accounted for 71% of the Company's revenue. In fiscal 1997, the Company's top three clients accounted for 57% of the Company's revenue. The Company is likely to continue to derive a substantial portion of its revenue from a relatively limited number of major projects or clients. The loss of business from a significant client could have a material adverse effect on the Company. Additionally, the Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical, medical device or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical, medical device and biotechnology companies to outsource the performance and analysis of clinical research projects to independent outside organizations. A reversal or slowing of this trend could have a material adverse effect on the Company. See "Description of Business--Clients."

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

    Competition; Industry Consolidation.  The CRO industry is not capital
    -----------------------------------
intensive and the financial costs of entry into this industry are relatively low. However, barriers to entry for full-service CROs are significant. The industry, therefore, is highly fragmented with many small, niche providers in addition to several medium-sized CROs and a few large, full-service CROs with global operations. Clinicor competes primarily against other CROs, SMOs, and academic centers, many of which have substantially greater financial and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide biostatistical analysis and regulatory services, the ability to recruit investigators, the ability to respond rapidly to requests for proposals, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in
these areas.   Competitive pressures have resulted in an increasing
consolidation of the CRO industry, which is likely to result in heightened competition among the larger CROs for both clients and acquisition candidates. In addition, consolidation within the CRO and pharmaceutical industries as well as a trend by pharmaceutical companies to outsource among fewer CROs, to build their own in-house clinical staffs, and to develop preferred provider relationships has led to heightened competition for CRO contracts. Increased competition may lead to price and other forms of competition that may materially and adversely affect the Company's business. See "Description of Business-- Competition."

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

    Potential Liability from Operations.  Clinical trials involve the testing of
    -----------------------------------
approved and experimental drugs on human volunteers pursuant to study protocols. Such testing involves a risk of liability for personal injury or death to participants due to, among other reasons, possible unforeseen adverse reactions or side effects. The Company may be subject to claims in the event of personal injury or death of persons participating in clinical trials. The Company does not provide health care services directly to patients. Additionally, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to trial participants. As a result, the Company may be subject to claims arising from professional malpractice of such physicians.

    The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards ("IRBs") and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. The IRB monitors the protocol and measures designed to protect patients, such as the requirement to obtain informed consent.

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

    Dependence on Personnel.  The Company relies on a number of key executives,
    -----------------------
including Robert S. Sammis, its President, upon whom the Company maintains key man life insurance, James W. Clark, Jr., its Vice President of Finance, Secretary, Treasurer and Chief Financial Officer, Rosina Maar, M.D., its Vice President of Operations and Chief Operating Officer, and Susan Krivacic, its Senior Vice President of Marketing and Business Development. The loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. See "Description of Business-- Services." The level of competition among employers for skilled technical and scientific personnel, particularly those with M.D., Ph.D. or equivalent degrees and with significant years of experience in the CRO industry, is high. There can be no assurance the Company will be able to continue to attract and retain sufficient numbers of qualified personnel.

    Management of Business Expansion; Need for Improved Systems; Expansion of
    -------------------------------------------------------------------------
Foreign Operations. Since the Company was organized, its business and operations
------------------
have experienced substantial expansion. The Company believes that such expansion places a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve on its operating, administrative and information systems, accurately predict its future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects and attract and retain qualified management, professional, scientific and technical operating personnel. Expansion of foreign operations also may involve the additional risks of adjusting to differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language and cultural barriers. Failure of the Company to meet the demands of and to manage expansion of its business and operations could have a material adverse effect on the Company's business.

    Risks Associated with Future Acquisitions.  The Company has not made any
    -----------------------------------------
acquisitions to date but intends to review acquisition opportunities in 1999. If the Company were to make one or more acquisitions, these acquisitions would involve numerous risks, such as the difficulties and expenses that would be incurred in connection with the acquisition and the subsequent assimilation of the operations and services of the acquired companies and the diversion of management's attention from other business concerns.

    Uncertainty of Year 2000 Compliance.  The Year 2000 issue is the result of
    -----------------------------------
date-sensitive devices, systems and computer programs that use a two-digit rather than a four-digit recognition system to define an applicable year. The Company has changed its information systems relating to clinical operations, data management and financial operations to software applications on an Oracle database which the Company believes to be Year 2000 compliant. The Company is continuing to review and test all of its internal systems to ensure that these systems will be fully capable of handling the Year 2000 issue. Notwithstanding the Company's internal Year 2000 program, the Company also faces external risks related to the Year 2000 issue that are beyond the Company's control. The Company is in the process of contacting sponsors concerning the state of their Year 2000 readiness. Until that effort is complete, the Company cannot be assured that sponsors' systems will be Year 2000 compliant on time. The possibility of Year 2000 noncompliance by governmental agencies and other third parties creates additional risks for the Company. These risks include the possibility that infrastructural systems, such as utilities and telecommunications and transportation systems, could experience failures. Given the uncertainties, there can be no assurance that the failure by a sponsor or other third party to achieve Year 2000 compliance may not have a material adverse effect on the Company's operations or financial condition.

    Preferred Stock Provisions.  The Company's organizational documents
    --------------------------
authorize its Board of Directors to issue shares of new series of Preferred Stock without the approval of holders of its Common Stock. The issuance of additional series of Preferred Stock could grant preferential rights with respect to the Company's earnings and assets to the holders of such Preferred Stock and could otherwise adversely affect the rights and powers, including voting rights, of other shareholders. Moreover, the issuance of Preferred Stock could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, other securities of the Company. Accordingly, these Preferred Stock provisions could limit the price that investors would be willing to pay for the Company's Common Stock.

Item 2.    Description of Property

    The Company leases approximately 21,634 square feet in Austin, Texas. The Company believes it will not encounter any unusual difficulty obtaining additional leased office space at acceptable terms and rates if required for future expansion. The Company also has short term leases of office space in Bridgewater, New Jersey and Windsor, England.


Item 3.    Legal Proceedings

    None


Item 4.    Submission of Matters to a Vote of Security Holders

    None

                                    PART II


Item 5.    Market For Common Equity and Related Shareholder Matters

    The Company's Common Stock has, since March 1995, traded on the Over-the-Counter Bulletin Board ("OTCBB"). Set forth below for the fiscal quarters indicated are the range of high and low bids of the Common Stock on the OTCBB:

                       1997            1998
                       ----            ----
                   High    Low     High    Low
                  ------  ------  ------  -----
First Quarter     8-3/8    4       4-7/8   3-1/8
Second Quarter    6-5/16   3-3/4   3-3/8   1-1/4
Third Quarter     5-3/4    3-1/16  1-7/8   9/16
Fourth Quarter    4-7/8    3-7/8   1-7/16  5/16

The foregoing quotations, which were obtained from Prophet Information Services, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    As of March 22, 1999, there were 45 shareholders of record of the Company's Common Stock.

    The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock without the consent of the holders of the Company's Preferred Stock.

    The Company has made the following sales of its Common Stock and Preferred Stock during the fiscal year ended December 31, 1998. None of the sales have involved the use of underwriters.

                                        Amount of
Date of Sale            Class of       Securities                      Total
or Issuance            Securities       (Shares)     Purchasers    Consideration
------------------  -----------------  -----------  -------------  -------------
1. February 1998    Common                 50,000   2 individuals     $ 5,000.00

2. May 1998         Common                 33,334    1 individual     $36,667.40

3. June 1998        Class A Preferred         157      4 entities       dividend

4. December 1998    Class A Preferred         166      4 entities       dividend


    The sales pursuant to items 1 and 2 above were made upon exercise of options under the Company's Amended and Restated 1995 Director, Employee and Consultant Stock Option Plan and were made in reliance upon Regulation 701 promulgated under the Securities Act of 1933.

    The issuances described in items 3 and 4 above were scheduled dividends on the Company's outstanding shares of Class A Convertible Preferred Stock. The Class A Convertible Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividends bore restrictive legends. For a description of the terms of the Class A Convertible Preferred Stock, see Note 8 of Notes to Financial Statements.


Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

    The Company is a fully integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, quality assurance and other consultation services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, biotechnology and medical device products.

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

    The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's gross revenue backlog was approximately $7.5 million at December 31, 1998 and approximately $14.0 million at December 31, 1997. The decline in gross revenue backlog reflects the impact of cancellations of certain clinical studies, representing approximately $5.5 million in gross revenues, because the Sponsor's drug did not meet their performance expectations. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

    Reimbursable costs can include patient stipends and investigator grants, Institutional Review Board fees, laboratory fees, medical supplies, patient recruitment advertising, travel and consulting fees. Reimbursable costs that are paid to the Company directly by the client, and for which the Company does not bear the risk of economic loss, are deducted from gross service revenue in accordance with CRO industry practice.

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

Results of Operations

Year ended December 31, 1998 compared to the year ended December 31, 1997
-------------------------------------------------------------------------

    The following table sets forth, for the periods indicated, certain items included in the Company's audited statements of operations for the years ended December 31, 1998 and 1997, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                              For the year ended December 31,
                                              -------------------------------
                                               1998                   1997
                                               ----                   ----
Gross revenue                             $11,553,901           $10,856,562
Reimbursable costs                          4,235,221             3,790,416
                                          -----------           -----------
Net service revenue                         7,318,680   100.0%    7,066,146   100.0%

Operating costs and expenses:
   Direct costs                             5,584,810    76.3%    5,052,698    71.5%
   Selling, general and administrative      3,255,331    44.4%    3,549,622    50.2%
   Depreciation and amortization              435,846     6.0%      474,464     6.7%
                                          -----------           -----------
Total operating costs and expenses          9,275,987   126.7%    9,076,784   128.4%
                                          -----------           -----------

Loss from operations                       (1,957,307)  -26.7%   (2,010,638)  -28.4%
Net interest income (expense)                  16,105     0.2%     (329,897)   -4.7%
                                          -----------           -----------
Net loss                                  $(1,941,202)  -26.5%  $(2,340,535)  -33.1%
                                          ===========           ===========

    Net service revenue increased approximately $253,000, or 4%. The increase is primarily attributable to an increase in the volume and size of clinical trials.

    Direct costs increased approximately $532,000, or 11%. Most of the increase in direct costs is due to additions of full-time study, patient and data management staff and related overhead. As a percentage of net service revenues, direct costs were approximately 76% for 1998 and 71% for 1997. Staffing levels were increased in 1997 and early 1998 in anticipation of certain sponsor programs which were cancelled in June 1998. Staffing levels were reduced in the fourth quarter of 1998 to match existing levels of current contract revenues.

    Selling, general and administrative expenses decreased approximately $294,000 or 8%, primarily due to modest staffing reductions and cost containment measures which were implemented in 1998. During 1998, a noncash charge of approximately $22,000 for compensation expense was recorded related to certain performance-based stock options, as compared to $158,000 in 1997. Selling, general and administrative expenses were approximately 44% of net service revenue for 1998, as compared to 50% for 1997. The improvement in the percentage of selling, general and administrative expenses to net service revenues is primarily the result of the decrease in these expenses in 1998.

    Depreciation and amortization expenses decreased approximately $39,000 or 8%. Depreciation expense decreased to 6.0% of net service revenues in 1998 as compared to 6.7% in 1997.

    Interest income increased by approximately $107,000 during 1998. This is primarily attributable to the increase in funds available for investment resulting from the sale of preferred stock in late 1997. Interest expense decreased by approximately $239,000. This decrease is due to higher interest costs incurred in 1997 related to loan issuance costs and the valuation of warrants issued on a 1997 term loan.

    The Company recorded no income tax benefit as a result of the net operating losses for the years ended December 31, 1998 and 1997, due to the uncertainty that the loss carryforwards will be utilized.

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

    Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable, net of amounts billed representing unearned revenue. Accounts receivable decreased to approximately $2,270,000 at December 31, 1998 from approximately $2,470,000 at December 31, 1997. The decrease of approximately $200,000 is a result of the timing of payments by sponsors. Deferred or unearned revenue decreased by approximately $64,000 during 1998. Cash collections from clinical study contracts for 1998 totaled approximately $11,240,000 as compared with $10,860,000 for 1997.

    Net cash flow used in operating activities was approximately $1,372,000 for 1998, as compared to approximately $1,577,000 in 1997. The improvement of approximately $205,000 is primarily the result of the increase of accounts payable in 1998. The 1998 operating losses were primarily the result of excess capacity of clinical staffing due to the cancellation of certain clinical trials during 1998. The contract cancellations adversely impacted 1998 earnings and contract backlog levels. Expected growth in contract backlog did not occur in 1998. As a result, the operating losses did not improve in 1998. Management intends to control future staff expansion and overhead cost increases until the growth of net service revenues absorbs the current level of excess capacity.

    Net cash decreased by approximately $1,590,000 during 1998. This decrease is primarily due to continued operating losses and the payment of preferred stock dividends on the Class B preferred stock.

    Investing activities are attributable to purchases of property and equipment and were approximately $40,000 in 1998 as compared to approximately $229,000 in
1997.   In addition, the Company utilized operating and capital leases in 1998 to provide approximately $636,000 of property and equipment additions as compared to $400,000 in 1997. During 1998, the Company installed an Oracle database and three separate Oracle software applications on a Unix network server to support project management, patient recruitment, data management and accounting departments. The Oracle database and application platforms are expected to improve operational efficiency, customer communication of clinical study data, and support future growth.

    Financing activities consist of net borrowings under the Company's $2.5 million revolving working capital line of credit. At December 31, 1998, there was approximately $417,000 in outstanding borrowings. Availability under the line of credit is primarily based upon 85% of billed accounts receivable, less current borrowings. Accordingly, at December 31, 1998 there was $2,083,000 of remaining availability under the line of credit. Pursuant to its Class B preferred stock agreement, the Company paid approximately $562,000 in dividends during the twelve months ended December 31, 1998.

    Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will be sufficient to fund its operations in 1999. Should anticipated growth in contract backlog levels and net service revenue not occur as expected during the remainder of 1999, the Company will be required to seek additional external financing in early 2000. Such external financing might be in the form of public or private issuances of equity or debt securities or bank financing. In addition, the Company may in the future acquire businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would also require additional external financing. There can be no assurance that any required financing will be available on terms acceptable to the Company.

Year 2000

    Information systems are an integral part of the services the Company provides. Since many computer and software systems were designed to handle dates with just two digits to represent the year applicable to a transaction, these systems may not operate properly when the last two digits of the year become "00". For example, on January 1, 2000, these systems may interpret "00" as the year 1900 not 2000. If the computer equipment and software used in the operation of the Company do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

    The Company began its assessment of the Year 2000 issue from an internal perspective in late 1997. The Company decided to change its information technology ("IT") systems, including those relating to clinical operations, data management operations and financial operations, to Year 2000 compliant software applications on an Oracle database platform in the first quarter of 1998. These new systems were implemented to improve management's control of the organization and increase operating efficiency. The installation of these software systems was substantially completed by December 31, 1998, and they are currently in production. One of the software applications will require a minor upgrade to a new version release in order to be certified by Oracle to be Year 2000 compliant. This upgrade is expected to be completed by June 30, 1999. The Company estimates that it has spent approximately $750,000 on its hardware and software systems to accommodate the Oracle database and related software applications. These expenditures were financed through operating and capital leases.

    The Company has also reviewed and tested its non-IT systems such as fax machines and telephone systems without experiencing any material failures. The Company intends to perform an integrated systems test in the third quarter to assure itself that all IT and non-IT systems will be fully capable of handling the Year 2000 issue.

    The Company is in the process of contacting its principal clients concerning the state of their Year 2000 readiness. Until that effort is completed, the Company cannot be assured that those other systems will be Year 2000 compliant on time and is unable to estimate the impact of such a failure.

    The Company believes that its most likely worst case Year 2000 scenarios would relate to problems with the systems of unrelated third parties rather than the Company's internal systems or those of its clients. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties. The Company believes the risks are greatest with infrastructure (e.g. electricity supply and water service), telecommunications and transportation systems.

    The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios. This contingency planning will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding Year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

    As we get closer to December 31, 1999, certain of the Company's customers may decide to delay starting or awarding new clinical trials as a part of a general restriction of awarding new clinical trials. Should any of the Company's customers adopt such a strategy, this would have a material adverse impact of the Company's future operating results.

    Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a customer or other third party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

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


Item 7.  Financial Statements

Index to Financial Statements:
                                                                            Page
                                                                            ----
    Report of PricewaterhouseCoopers LLP, Independent Accountants            F-1

    Balance Sheet - December 31, 1998 and 1997                               F-2

    Statement of Operations - Years ended December 31, 1998 and 1997         F-3

    Statement of Shareholders' Equity - December 31, 1998 and 1997           F-4

    Statement of Cash Flows - Years ended December 31, 1998 and 1997         F-5

    Notes to Financial Statements                                     F-6 - F-17


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

                                   PART III

    The Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") not later than April 30, 1999, and certain information included therein is incorporated herein by reference.


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


Item 13.  Exhibits List and Reports on Form 8-K

(a) Exhibits.

        2      Not applicable

        3(a) Articles of Incorporation, as previously amended (incorporated herein by reference to Exhibit 3(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997, Exhibit 3(a) to the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998 and Exhibit 3(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1998)

        3(b) Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3(b) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997 and Exhibit 3(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1997)

        4(a) Stock Purchase Agreement dated as of July 15, 1996 between the registrant and Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc. (incorporated herein by reference to Exhibit 4(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        4(b) Articles of Incorporation of the registrant, as amended, incorporated herein by reference to Exhibit 3(a)

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

        4(g) Preferred Stock Purchase Agreement dated November 7, 1997 between the registrant and Sirrom Capital Corporation d/b/a Tandem Capital (incorporated herein by reference to Exhibit 4(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1997)

        4(h) Registration Rights Agreement dated as of November 25, 1997 between the registrant and Sirrom Capital Corporation d/b/a Tandem Capital (incorporated herein by reference to Exhibit 4(h)filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30,
               1998)

        4(i) Amended and Restated Registration Rights Agreement dated as of November 25, 1997 between the registrant, Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc. (incorporated herein by reference to Exhibit 4(i) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        4(j) Lock-Up Agreement dated as of November 25, 1997 between the registrant, O'Donnell Family Limited Partnership, Messrs. Robert
               S. Sammis and Thomas P. O'Donnell, Oracle Partners, L.P., Quasar International Partners, C.V., Oracle Institutional Partners, L.P., GSAM Oracle Fund, Inc. and Sirrom Capital Corporation d/b/a Tandem Capital (incorporated herein by reference to Exhibit 4(j)filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30,
               1998)

        4(k) Warrant to purchase shares of the registrant's common stock issued to The Robinson-Humphrey Company, LLC on November 25, 1997 (incorporated herein by reference to Exhibit 4(k) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        9      Not applicable

        10(a) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and Steven J. Dell, M.D. (incorporated herein by reference to Exhibit 10(a) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(b) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and William M. Ramsdell, M.D. (incorporated herein by reference to Exhibit 10(b) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(c) Voting and Pre-Merger Agreement dated February 14, 1995 among the registrant, Thomas P. O'Donnell, Robert S. Sammis and David Shulman, M.D. (incorporated herein by reference to Exhibit 10(c) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(d) Sales Agent Agreement effective September 15, 1995 between the registrant and SJ Capital, Inc. (incorporated herein by reference to Exhibit 10(d) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(e) Option Agreement dated March 5, 1996 between the registrant and Randolph J. Haag (incorporated herein by reference to Exhibit 10(j) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(f) Stock Option Agreement dated February 27, 1995 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(m) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(g) Employment Agreement dated July 15, 1996 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(o) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(h) Unsecured Note dated October 1, 1995 executed by the registrant and payable to Robert Sammis (incorporated herein by reference to Exhibit 10(q) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(i) Letter Agreement dated August 21, 1996 between the registrant and Zola P. Horovitz (incorporated herein by reference to Exhibit 10(s) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(j) Lease dated October 23, 1996 between the registrant and Lake Austin Commons, Ltd. (incorporated herein by reference to Exhibit 10(t) filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        10(k) First Amendment to Office Lease Agreement dated November 21, 1996 between the registrant and Lake Austin Commons, Ltd. (incorporated herein by reference to Exhibit 10(u) to the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1997)

        10(l) Agreement Regarding Option Grant effective January 1, 1997 between the registrant and Robert S. Sammis (incorporated herein by reference to Exhibit 10(x) to the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1997)

        10(m) Stock Option Agreement dated May 12, 1997 between the registrant and James W. Clark, Jr. (incorporated herein by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1997)

        10(n) Employment Agreement effective June 1, 1997 between the registrant and James W. Clark, Jr. (incorporated herein by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1997)

        10(o) Loan and Security Agreement effective December 19, 1997 between the registrant and NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division (incorporated herein by reference to Exhibit 10(o) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        10(p) Employment Agreement effective March 17, 1998 between the registrant and Susan Krivacic (incorporated herein by reference to Exhibit 10(o) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        10(q) Amended and Restated 1995 Director, Employee and Consultant Stock Option Plan (incorporated herein by reference to Exhibit 10(q) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        11     Not applicable

        13     Not applicable

        16 Letter on Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        18     Not applicable

        21     Not applicable

        22     Not applicable

        23     Not applicable

        24     Not applicable

        27     Financial Data Schedule

        99     Not applicable


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLINICOR, INC.


Date       March 30, 1998               By   /s/ Robert S. Sammis
     -------------------------------      --------------------------------------
                                          Robert S. Sammis
                                          President, Principal Executive Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                          Title                    Date
           ---------                          -----                    ----
     /s/ Robert S. Sammis          President, Principal Executive  March 30, 1999
---------------------------------        Officer, Director
  (Robert S. Sammis)


    /s/ James W. Clark, Jr.          Vice President of Finance,    March 30, 1999
---------------------------------   Principal Financial Officer,
  (James W. Clark, Jr.)            Secretary, Treasurer, Director



    /s/ Rosina Maar, M.D.          Vice President of Operations,   March 30, 1999
---------------------------------             Director
  (Rosina Maar, M.D..)


    /s/ Joel D. Liffmann                      Director             March 30, 1999
---------------------------------
  (Joel D. Liffmann)


    /s/ Zola P. Horovitz, Ph.D.               Director             March 30, 1999
---------------------------------
  (Zola P. Horovitz, Ph.D.)

                       Report of Independent Accountants


To the Board of Directors and
 Shareholders of Clinicor, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Austin, Texas
March 23, 1999


Clinicor, Inc.
Balance Sheet
===================================================================================================================================

                                                                                               December 31,         December 31,
                                                                                                   1998                 1997
                                                                                             ----------------      ----------------
       Assets

       Current assets:
          Cash and cash equivalents                                                          $       1,665,672     $      3,255,182
          Accounts receivable, net                                                                   2,272,376            2,472,928
          Prepaid and other current assets                                                             352,337              129,823
                                                                                             -----------------     ----------------
                   Total current assets                                                              4,290,385            5,857,933

       Property and equipment, net                                                                   1,097,441            1,029,122
       Other assets, net                                                                                 1,717                   -
                                                                                             -----------------     ----------------
       Total assets                                                                          $       5,389,543     $      6,887,055
                                                                                             =================     ================

       Liabilities and shareholders' equity

       Current liabilities:
          Current portion of obligations under capital leases                                $         307,796     $         45,929
          Accounts payable and accrued liabilities                                                   1,414,636            1,052,957
          Line of credit                                                                               416,624                   -
          Deferred revenue                                                                             989,540            1,053,150
                                                                                             -----------------     ----------------
              Total current liabilities                                                              3,128,596            2,152,036

       Obligations under capital leases, less current portion                                          324,376               68,173
                                                                                             -----------------     ----------------
                      Total liabilities                                                              3,452,972            2,220,209

       Shareholders' equity:
          Class A convertible preferred stock, no par value,
              5,181 shares authorized 4,253 and 3,930 shares issued
              and outstanding, respectively , at liquidation value                                   4,253,000            3,930,000
          Class B convertible preferred stock, no par value,
              50,000 shares authorized, issued
              and outstanding, at liquidation value                                                  5,000,000            5,000,000
          Common stock, $0.001 par value, 75,000,000 shares
              authorized, 4,169,734 and 4,086,400 shares issued
              and outstanding, respectively                                                              4,170                4,086
          Additional paid-in capital                                                                   718,683            1,875,536
          Deferred compensation                                                                        (22,196)             (66,892)

          Accumulated deficit                                                                       (8,017,086)          (6,075,884)
                                                                                             -----------------     ----------------
              Total shareholders' equity                                                             1,936,571            4,666,846
                                                                                             -----------------     ----------------
       Total liabilities and shareholders' equity                                            $       5,389,543     $      6,887,055
                                                                                             =================     ================


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
==================================================================================================================================

                                                                                                Years Ended December 31,
                                                                                              -----------------------------
                                                                                              1998                   1997
                                                                                      -------------------     --------------------
          Service revenue:
              Gross revenue                                                           $       11,553,901      $        10,856,562
              Reimbursable costs                                                               4,235,221                3,790,416
                                                                                      -------------------     --------------------
                Net service revenue                                                            7,318,680                7,066,146

          Operating costs and expenses:
              Direct costs                                                                     5,584,810                5,052,698
              Selling, general and administrative                                              3,255,331                3,549,622
              Depreciation and amortization                                                      435,846                  474,464
                                                                                      -------------------     --------------------
                Total operating costs and expenses                                             9,275,987                9,076,784
                                                                                      -------------------     --------------------

          Loss from operations                                                                (1,957,307)              (2,010,638)

          Other income and expenses:
              Interest income                                                                    144,619                   37,274
              Interest expense                                                                  (128,514)                (367,171)
                                                                                      -------------------     --------------------
                Other income and expenses                                                         16,105                 (329,897)
                                                                                      -------------------     --------------------

          Net loss                                                                    $       (1,941,202)     $        (2,340,535)
                                                                                      ===================     ====================

          Net loss                                                                    $       (1,941,202)     $        (2,340,535)
          Preferred stock dividends and conversion discount                                     (923,437)              (2,027,880)
                                                                                      -------------------       ------------------

          Net loss applicable to common stock                                         $       (2,864,639)     $        (4,368,415)
                                                                                      ===================     ====================

          Basic/diluted earnings (loss) per share                                     $             (0.69)  $                (1.07)
                                                                                      ===================     ====================
          Weighted average common shares
              outstanding                                                                      4,150,761                4,086,400
                                                                                      ===================     ====================


The accompanying notes are an integral part of these financial statements.


Clinicor, Inc.
Statement of Shareholders' Equity
==================================================================================================================================


                                                            Class A       Class B                               Additional
                                                          Convertible    Convertible   Common       Common       Paid-In
                                                           Preferred      Preferred    Shares       Stock        Capital
                                                         ------------   -----------  ----------  -----------  --------------
Balance at December 31, 1996                             $  3,631,000   $         -   4,086,400  $     4,086  $    2,418,915

Convertible preferred stock issued  on
   November 25,1997, 50,000 shares, net                             -     5,000,000           -            -        (362,868)
Amortization of  deferred compensation                              -             -           -            -               -
Warrants issued in connection with debt obtained                    -             -           -            -         180,000
Net loss                                                            -             -           -            -               -
Cash dividends on preferred stock                                   -             -           -            -         (61,511)
Stock dividends on  preferred stock                           299,000             -           -            -        (299,000)
                                                    -----------------   -----------  ----------  -----------  --------------

Balance at December 31, 1997                                3,930,000     5,000,000   4,086,400        4,086       1,875,536

Common stock issued                                                 -             -      83,334           84          41,584
Amortization of  deferred compensation                              -             -           -            -               -
Net loss                                                            -             -           -            -               -
Cash dividends on preferred stock                                   -             -           -            -        (600,000)
Stock dividends on  preferred stock                           323,000             -           -            -        (323,437)
Stock option compensation adjustment (see note 7)                   -             -           -            -        (275,000)
                                                    -----------------  ------------  ----------  -----------  --------------

Balance at December 31, 1998                        $       4,253,000  $  5,000,000   4,169,734  $     4,170  $      718,683
                                                    =================  ============  ==========  ===========  ==============

                                                        Deferred          Accumulated
                                                      Compensation          Deficit         Total
                                                    -----------------    ------------    -----------
Balance at December 31, 1996                         $       (224,800)   $ (3,735,349)   $ 2,093,852

Convertible preferred stock issued  on
   November 25,1997, 50,000 shares, net                             -               -      4,637,132
Amortization of  deferred compensation                        157,908               -        157,908
Warrants issued in connection with debt obtained                    -               -        180,000
Net loss                                                            -      (2,340,535)    (2,340,535)
Cash dividends on preferred stock                                   -               -        (61,511)
Stock dividends on  preferred stock                                 -               -              -
                                                    -----------------    ------------    -----------
Balance at December 31, 1997                                   66,802      (6,075,884)     4,666,846

Common stock issued                                                 -               -         41,668
Amortization of  deferred compensation                         22,196               -         22,196
Net loss                                                            -      (1,941,202)    (1,941,202)
Cash dividends on preferred stock                                   -               -       (600,000)
Stock dividends on  preferred stock                                 -               -           (437)
Stock option compensation adjustment (see note 7)              22,500               -       (252,500)
                                                    -----------------    ------------    -----------
Balance at December 31, 1998                        $         (22,196)   $ (8,017,086)   $ 1,936,571
                                                    =================    ============    ===========


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Cash Flows
====================================================================================================================

                                                                                     Years Ended December 31,
                                                                             ---------------------------------------
                                                                                   1998                 1997
                                                                             ----------------    -------------------
   Operating activities:

     Net loss                                                                $      (1,941,202)   $      (2,340,535)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 435,846              474,464
         Stock option compensation (benefit) expense                                  (230,309)             157,908
         Accretion of debt discount                                                          -              180,000
         Allowance for doubtful accounts                                                     -               20,000
         Net changes in assets and liabilities:
           Accounts receivable                                                         200,553           (1,003,373)
           Prepaid expenses and other assets                                           (96,558)              14,169
           Accounts payable and accrued liabilities                                    322,909              (97,503)
           Deferred revenue                                                            (63,610)           1,018,150
                                                                             ---------------------  ----------------
   Net cash used in operating activities                                            (1,372,371)          (1,576,720)
                                                                             ---------------------  ----------------
   Investing activities:
     Purchases of property and equipment                                               (39,592)            (228,718)
                                                                             ---------------------  ----------------
   Financing activities:
     Payments on capital leases                                                        (74,172)             (29,486)
     Repayments of shareholder loans                                                         -             (181,000)
     Proceeds from term loan                                                                 -            1,000,000
     Repayment of term loan                                                                  -           (1,000,000)
     Net proceeds from issuing common stock                                             41,668                    -
     Net proceeds from issuing preferred stock                                               -            4,637,132
     Preferred dividends paid                                                         (561,667)                   -
     Borrowings (repayments) under line of credit                                      416,624             (850,000)
     Restricted cash securing line of credit                                                 -            1,009,840
                                                                             ---------------------  ----------------
   Net cash provided by (used in) financing activities                                (177,547)           4,586,486
                                                                             ---------------------  ----------------
   Net increase (decrease) in cash and cash equivalents                             (1,589,510)           2,781,048
   Cash and cash equivalents at beginning of year                                    3,255,182              474,134
                                                                             ---------------------  ----------------
   Cash and cash equivalents at end of year                                  $       1,665,672    $       3,255,182
                                                                             =====================  ================
   Supplemental cash flow disclosures:

     Interest paid                                                           $         128,514    $         206,388
                                                                             =====================  ================
     Non-cash financing activities:
       Preferred stock dividends and conversion discount                     $         323,000    $       1,965,667
                                                                             =====================  ================
       Capital lease obligations                                             $         592,240    $         115,808
                                                                             =====================  ================

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Note l  Organization and Summary of Significant Accounting Policies
-------------------------------------------------------------------


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

The majority of the Company's customer base consists of large pharmaceutical and biotechnology companies. Although the Company is directly affected by the well being of the pharmaceutical industry, management does not believe significant credit risks existed at December 31, 1998.


Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Repair and maintenance costs are charged to expense as incurred.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



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


Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents and trade accounts receivable and payable and debt approximate fair values.



Comparative Information

Certain amounts related to the prior year have been reclassified to conform to the current year presentation.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Note 2  Accounts Receivable
---------------------------


Accounts receivable consisted of the following at December 31:


                                             1998           1997
                                         -----------    -----------

            Billed                       $ 1,276,671    $ 1,259,614

            Unbilled                       1,015,705      1,233,314

            Allowance for
            doubtful accounts                (20,000)       (20,000)
                                         -----------    -----------

                                         $ 2,272,376    $ 2,472,928
                                         ===========    ===========





Note 3  Property and Equipment
------------------------------


Property and equipment consisted of the following at December 31:


                                             1998          1997
                                          ----------    ----------

            Computer systems              $1,017,481    $  720,509

            Leasehold improvements           421,596       416,511

            Office equipment                 436,053       512,171

            Medical equipment                 28,261        57,987
                                          ----------    ----------
                                           1,903,391     1,707,178
            Less accumulated
            depreciation and
            amortization                     805,950       678,056
                                          ----------    ----------
                                          $1,097,441    $1,029,122
                                          ==========    ==========



Depreciation expense was $435,846 and $444,726 for the years ended December 31, 1998 and 1997, respectively.

Included in the December 31, 1998 and 1997 balances of equipment are $627,500 and $163,000, respectively, of assets acquired under capital leases. Accumulated depreciation of these assets was $115,500 and $69,000 at December 31, 1998 and 1997, respectively, and depreciation expense was $46,500 and $46,790 respectively, for the years ended December 31, 1998 and 1997.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Note 4  Accounts Payable and Accrued Liabilities
------------------------------------------------


Accounts payable and accrued liabilities consisted of the following at December 31:


                                        1998         1997
                                     ----------   ----------

          Accounts payable trade     $1,111,371   $  537,204
          Accrued investigators          77,872      293,877
          Dividends payable             100,725       61,955
          Accrued other                 124,668      159,921
                                     ----------   ----------
                                     $1,414,636   $1,052,957
                                     ==========   ==========




Note 5  Line of Credit
----------------------


On July 1, 1997, the Company entered into a six-month term loan with its Class A Preferred Shareholder. The loan terms required the payment of interest at 10%. In connection with negotiating the loan, the Company issued a warrant to purchase 200,000 shares of Clinicor's common stock at $5.50 per share. The warrant exercise price was adjusted to $5.06 per share and the shares purchasable were adjusted to 217,391 in connection with the issuance of the Class B Preferred Stock (Note 7). The warrants are immediately exercisable and expire five years from the date of issuance. The Company valued the warrant at $180,000 and reflected such amount as a discount to the related debt. The discount was amortized using the effective interest method over the six month term of the related debt. Total interest expense recognized in 1997 related to this loan was approximately $314,750. The loan was repaid on November 25, 1997.

On December 30, 1997, the Company entered into a $2.5 million secured revolving credit facility with a national banking institution which expires on December 19, 2001. Availability under the line of credit is primarily based upon 85% of billed accounts receivable, less current borrowings, and remaining availability approximated $2,083,400 at December 31, 1998. The line of credit is repaid with the proceeds from collections of accounts receivable; therefore, the line of credit is classified as a current liability. The interest rate at December 31, 1998 on this credit facility was 10.00%. Interest expense for this credit facility was $110,300 and $0 for the years ended December 31, 1998 and 1997, respectively.


Note 6  Commitments and Contingencies
-------------------------------------


The Company leases office space, computers and other equipment under non-cancelable operating and capital lease agreements. These leases have expiration dates ranging from 1999 through 2002. Rent expense under operating leases totaled $439,500 and $423,000 for the years ended December 31, 1998 and 1997, respectively.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Future minimum lease payments under all leases as of December 31, 1998 are as follows:


                                   Capital    Operating
                                    Leases      Leases
                                   --------    ----------


                          1999     $351,217    $  633,523

                          2000      315,562       531,442

                          2001       30,137       420,692

           2002 and thereafter          -          -
                                   --------    ----------


 Total minimum lease payments      $696,916    $1,585,657
                                               ==========

Less amounts representing interest  (64,744)
                                   --------

Present value of net minimum
lease payments                      632,172

Less current portion of capital
lease obligations                   307,796
                                   --------
                                   $324,376
                                   ========




Note 7 - Capital Stock
----------------------

Class A Preferred Stock

On July 15, 1996, the Company issued to Oracle Partners, L.P. and certain affiliates 3,500 shares of convertible Class A preferred stock, no par value (the "Class A Preferred Stock"), for total consideration of $3,500,000, which provided the Company net proceeds of $3,180,177 after deducting offering costs of $319,823. Included in these offering costs was $125,000 of expense to cancel certain preemptive rights held by three shareholders. The Class A Preferred Stock carries a liquidation preference of $1,000 per share. The Class A Preferred Stock provides for annual cumulative dividends, which for a five-year period following issuance are payable in kind and which accrue at the rate of 8% per annum. On the fifth anniversary of the date of issuance, the dividend rate increases to 10% per annum, and the rate thereafter increases by an additional 2% on each successive anniversary date. Dividends accruing after the fifth anniversary date are payable in cash. Through 1998, the Company issued Class A Preferred Stock dividends of 753 shares.

The Class A Preferred Stock is redeemable at the option of the Company at any time after July 15, 1998; there is no mandatory redemption. The Class A Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the liquidation preference of the Class A Preferred Stock being converted, divided by a "conversion value", which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of December 31, 1998.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



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

The Class B Preferred Stock cannot be redeemed during the first year of issuance unless the Company has first offered to redeem all the Class A Preferred Stock. After the first year and prior to the fifth anniversary of the original issue date, the Company may redeem the Class B Preferred Stock, as long as the average bid price of common stock exceeds $6.00 per share for each of the immediately preceding 20 consecutive trading days.

The Class B Preferred Stock is convertible at any time into that number of shares of common stock of the Company as is equal to the liquidation preference divided by the conversion price which is initially set at $3.00 per share The conversion price was reduced to $2.75 per share as of December 31, 1998, pursuant to the agreement. The conversion price is subject to future adjustments if certain events occur.

The original $3.00 conversion price represented a discount from the market price of Clinicor common stock at the date of issuance of the Class B Preferred Stock. As a result, $1,666,667 of the proceeds, representing the conversion discount, was allocated to additional paid in capital. The carrying amount of the Class B Preferred Stock was accreted to redemption value during 1997 as a charge to paid in capital equity. The conversion discount is reflected as a reduction of income available to common shareholders in the 1997 earnings per share calculation (Note 9).

The holders of the Class A and B Preferred Stock have various additional rights, including registration rights, pursuant to the Company's Articles of Incorporation, as amended, and pursuant to various agreements entered into with the holders of the Class A and B Preferred Stock.

During 1998, the Company paid approximately $562,000 in dividends to Class B Preferred stockholders.


Stock Option Plan

In December 1994, the Company and the shareholders approved the 1995 Directors, Employees and Consultants Stock Option Plan (the "Option Plan"), which provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with the Company. The stock options granted under the Option Plan are generally granted at the fair value of the common stock on the date of the grant. The terms of each option (including duration of the options, which is typically 5 to 10 years, and provisions as to vesting) are determined by the Board of Directors at the time of grant and are set forth in an option agreement between the Company and the optionee. At December 31, 1998 and 1997, the Company had reserved 2,000,000 shares of common stock under the Option Plan.

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and has elected to continue to apply Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for option grants made at fair value and containing fixed vesting terms. The Company has recorded deferred compensation equal to the fair value of fixed option grants made to individuals other than employees and directors and fixed option grants to employees made below fair value, as well as performance based stock

Clinicor, Inc.
Notes to Financial Statements
================================================================================



option grants. Amortization of deferred compensation, which is being charged against income over the vesting period of the options, totaled $22,196 and $157,900 in 1998 and 1997, respectively.

During 1998, the Company reversed previously recognized compensation expense of $252,000 resulting from employees' forfeiture of unvested stock options.

Of the 1,079,620 options outstanding at December 31, 1998, 112,720 have performance based vesting provisions which allow these options to vest anytime after January 1, 1999, if for any previous twelve-month period the Company achieves revenues of $18 million or pre-tax earnings of $3 million. In early 1997, the vesting provisions of these options were modified such that all options not previously vested will vest on February 27, 2000.

Had compensation cost of all stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:



                                       For the Year Ended  For the Year Ended
                                        December 31, 1998   December 31, 1997
                                       ------------------  ------------------


Net loss applicable    As reported         $   (2,864,639)   $   (4,368,415)
to common stock        Pro forma           $   (3,939,392)   $   (4,739,726)



Net loss applicable
to common stock        As reported         $        (0.69)   $        (1.07)
per share              Pro forma           $        (0.95)   $        (1.16)



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; dividend yield of zero for both years; expected volatility of 70% and 55%; risk-free interest rate of 5.75% and 6.1%; and respective estimated lives of 5 years.

On May 18, 1998, the Board of Directors approved a proposal to reprice outstanding employee stock options with exercise prices in excess of the fair market value, except those shares held by outside directors of the Company. A total of 787,500 options with an average exercise price of $4.43 were repriced at $2.75 per share. At the time of the repricing, the fair market value of the Company's stock was $2.00 per share.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



The following table summarizes the status of option grants outstanding at December 31:



                                            1998                 1997
                                     -------------------  ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                      Shares      Price    Shares       Price
                                     --------------------  --------------------
Outstanding, beginning of year       1,188,220  $    3.25    487,720   $    1.05

Granted                                288,500  $    2.69    710,500   $    4.73

Exercised                              (83,334) $     .50          -          -

Canceled                              (313,766) $    2.32    (10,000)       1.50
                                     ---------             ---------
Outstanding, end of year             1,079,620  $    2.43  1,188,220   $    3.25
                                     =========             =========


Options exercisable at
 year end                              422,620  $    1.93    265,168   $    1.25

Weighted-average fair value of
 options granted during year            $ 1.24                $ 2.66



The following table summarizes information about stock options outstanding at December 31, 1998:



                        Options Outstanding            Options Exercisable
                ----------------------------------------------------------------
                            Weighted-
                             Average
                            Remaining
Range of                   Contractual     Weighted-                Weighted-
Exercise Prices    Number     Life      Average Price    Number    Average Price
                ----------------------------------------------------------------

$1.00 to $2.00    252,720     1.82         $  1.23       252,720     $  1.23

$2.75             799,400     5.92         $  2.75       142,400     $  2.75

$4.00              10,000     3.48         $  4.00        10,000     $  4.00

$4.25              17,500     3.36         $  4.25        17,500     $  4.25
                ---------                               --------


                1,079,620                                422,620
                =========                               ========

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Common Stock Warrants

As discussed in Note 5, the Company issued a warrant in 1997 to purchase a total of 200,000 shares of Clinicor common stock in conjunction with obtaining a term loan. The warrant has been subsequently adjusted to 217,391 shares with an exercise price of $5.06 per share. In addition, the Company issued a warrant in 1997 to purchase a total of 100,000 shares of Clinicor common stock at $5.50 per share for professional services in connection with the Class B Preferred Stock offering.


Note 8 - Income Taxes
---------------------

The tax expense (benefit) is composed of the following:

                                                              For the Year                   For the Year
                                                                 Ended                           Ended
                                                              December 31,                   December 31,
                                                                  1998                           1997
                                                        ----------------------         -----------------------
Current                                                  $                   -          $                    -
Deferred                                                              (766,822)                       (718,428)
Change in valuation allowance                                          766,822                         718,428
                                                         ---------------------          ----------------------
    Income tax expense (benefit)                         $                   -          $                    -
                                                         =====================          ======================

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to the Company's net losses and the expense (benefit) recognized is as follows:

                                                              For the Year                    For the Year
                                                                 Ended                           Ended
                                                              December 31,                    December 31,
                                                                  1998                            1997
                                                        ----------------------           --------------------
Benefit derived by applying the Federal statutory                    $(660,009)                     $(795,782)
 income rate to net losses before income taxes
Permanent differences and other                                       (106,813)                        77,354
Change in valuation allowance                                          766,822                        718,428
                                                         ---------------------            -------------------
    Income tax expense (benefit)                         $                   -            $               -
                                                         =====================            ===================


The components of the deferred taxes are:

                                                              For the Year                    For the Year
                                                                 Ended                           Ended
                                                              December 31,                    December 31,
                                                                  1998                            1997
                                                         ---------------------           ---------------------
Deferred tax assets:
    Net operating loss carryforwards                               $ 2,280,140                     $ 1,617,590
    Fixed Assets                                                        35,463                         (32,145)
    Accrued Wages                                                       29,750
    Other                                                               19,256                          12,342

Valuation allowance                                                 (2,364,609)                     (1,597,787)
                                                         ---------------------           ---------------------
    Deferred tax asset (liability)                       $                   -           $                   -
                                                         =====================           =====================

Clinicor, Inc.
Notes to Financial Statements
================================================================================



The Company's net operating loss carryforward totaling $6,706,000 at December 31, 1998 expires in varying amounts through 2013. Under section 382 of the Internal Revenue Code, changes in ownership exceeding certain levels can result in an annual limitation on losses and tax credit carryforwards. Such limitation may limit the Company's ability to fully utilize its carryforwards prior to expiration.



Note 9 - Earnings per Share
---------------------------


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

The following is a reconciliation of the basic per share computations:



                                                 For the year ended December 31,
                                                 -------------------------------
                                                      1998            1997
                                                 ------------------------------
  Loss from continuing operations                $  (1,941,202)   $  (2,340,535)


  Less-Preferred stock dividends-Class A Preferred    (323,437)        (299,702)
     Preferred stock dividends-Class B Preferred      (600,000)         (61,511)
     Accretion of discount on Class B Preferred              -       (1,666,667)
                                                 -------------    -------------

  Loss applicable to common shareholders         $  (2,864,639)   $  (4,368,415)
                                                 =============    =============

  Shares used in computing basic earnings
    per share                                        4,150,761        4,086,400

  Loss per share
   Basic/Diluted                                 $       (0.69)   $       (1.07)
                                                 =============    ===-=========


At December 31, 1998, potentially dilutive securities, which are excluded from the EPS computation as they would have an anti-dilutive effect, consisted of stock options convertible into 1,079,620 shares of common stock; Series A convertible preferred stock convertible into 2,835,333 shares of common stock; Series B convertible preferred stock convertible into 1,818,182 shares of common stock; and warrants convertible into 776,111 shares of common stock.

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Note 10  Segment Information and Significant Clients
----------------------------------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The statement supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. It also requires disclosures about products and services, geographic areas and major customers.

Management has chosen to organize the Company by geographic areas, and as a result has determined that it has one reportable segment. All selling and administrative expenses, interest income, interest expense, depreciation and amortization are recorded in the United States. In addition, all identifiable assets are located in the United States.

During the years ended December 31, 1998 and 1997, the Company's international revenues were primarily attributable to one client. Following are the Company's international sales by geographic area (in thousands):


                             For the Year Ended
                                December 31,
                          ------------------------

                             1998          1997
                          ---------      ---------

Net service revenue:
United States             $6,601   90%   $6,576   93%
United Kingdom               718   10%      490    7%
                          ------         ------

                          $7,319  100%   $7,066  100%
                          ======         ======



The Company has had up to four clients who each accounted for more than 10% of the Company's revenues in a given year as follows:

                             1998          1997
                          ------------------------

       Client A               4.9%         11.0%
       Client B              35.9%         24.0%
       Client C              12.8%          4.0%
       Client D              12.3%          8.0%
       Client E               0.5%         22.0%
       Client F              10.0%          6.0%


Additionally, at December 31, 1998 and 1997, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                             1998          1997
                          ------------------------

       Client A              33.0%         18.0%
       Client B              25.0%            -
       Client C               9.0%         18.0%
       Client D               6.0%         10.0%
       Client E                 -          11.0%

Clinicor, Inc.
Notes to Financial Statements
================================================================================



Note 11- Employee Benefit Plans
-------------------------------

Employee 401(K) Plan

The Company's 401(k) Savings and Retirement Plan, effective January 1, 1996, is a defined contribution retirement plan as described in Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401 (a) of the Code. All full time employees of the Company are eligible to participate in the 401(k) Plan after approximately 90 days of employment. The 401(k) Plan provides that each participant make elective contributions up to 15% of his or her compensation, subject to statutory limits. The Company amended its plan, effective May 1, 1998, to provide for employee matching contributions of 20% of the first 5% of participating employee contributions. The Company made matching contributions of $19,900 and $0 for 1998 and 1997, respectively.

Employee Stock Purchase Plan

In November 1998, the Company established an employee stock purchase plan. The employees may make elective payroll deductions for the purchase of the Company's stock. The Company disburses these payroll deductions once per month to a brokerage firm which purchases the Company stock in the stock market. The Company pays all brokerage commissions.