Form 10QSB
period 1999-03-31
CLINICOR INC
filed 1999-05-14
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

 [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934



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

  As of May 5, 1999, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.

 Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                ---    ---

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)
            Condensed Balance Sheets - March 31, 1999 and December
              31, 1998                                                        3
            Condensed Statements of Operations - three months ended
              March 31, 1999 and 1998                                         4
            Condensed Statements of Cash Flows - three months ended
              March 31, 1999 and 1998                                         5
            Notes to Condensed Financial Statements                           6
Item 2.     Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         7


                                    PART II
                               OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 13

            Signatures                                                       14

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)


CLINICOR, INC.
BALANCE SHEET
================================================================================

                                                                          MARCH 31       DECEMBER 31,
                                                                           1999             1998
                                                                        (UNAUDITED)        (NOTE A)
                                                                      --------------    -------------
 ASSETS

 Current assets:
     Cash and cash equivalents                                        $    1,174,545    $   1,665,672
     Accounts receivable, net                                              2,240,382        2,272,376
     Prepaid and other current assets                                        431,397          352,337
                                                                      --------------    -------------
                 Total current assets                                      3,846,324        4,290,385

 Property and equipment, net                                               1,193,905        1,097,441
 Other assets, net                                                             2,870            1,717
                                                                      --------------    -------------
 TOTAL ASSETS                                                         $    5,043,099    $   5,389,543
                                                                      ==============    =============


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Current portion of obligations under capital leases              $      405,479    $     307,796
     Accounts payable and accrued liabilities                              1,627,359        1,414,636
     Line of credit                                                          794,123          416,624
     Deferred revenue                                                        628,947          989,540
                                                                      --------------    -------------
            Total current liabilities                                      3,455,908        3,128,596

 Obligations under capital leases, less current portion                      332,260          324,376
                                                                      --------------    -------------

                    Total liabilities                                      3,788,168        3,452,972

 Shareholders' equity:
     Class A convertible preferred stock, no par value,
        5,181 shares authorized 4,253 and 4,253 shares issued
        and outstanding, respectively , at liquidation value               4,253,000        4,253,000
     Class B convertible preferred stock, no par value,
        50,000 shares authorized, issued
        and outstanding, at liquidation value                              5,000,000        5,000,000
     Common stock, $0.001 par value, 75,000,000 shares
        authorized, 4,169,734 and 4,169,734 shares issued
        and outstanding, respectively                                          4,170            4,170
     Additional paid-in capital                                              483,608          718,683
     Deferred compensation                                                   (16,647)         (22,196)
     Accumulated deficit                                                  (8,469,200)      (8,017,086)
                                                                      --------------    -------------
           Total shareholders' equity                                      1,254,931        1,936,571
                                                                      --------------    -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    5,043,099    $   5,389,543
                                                                      ==============    =============

     Note A:The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF OPERATIONS
================================================================================

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1999             1998
                                                                                  -----------      -----------
       Service revenue:
          Gross revenue                                                           $ 3,190,315      $ 2,867,196
          Reimbursable costs                                                        1,577,134          668,280
                                                                                  -----------      -----------

            Net service revenue                                                     1,613,181        2,198,916

       Operating costs and expenses:
          Direct costs                                                              1,081,566        1,851,327
          Selling, general and administrative                                         871,928          826,053
          Depreciation and amortization                                               101,063          105,356
                                                                                  -----------      -----------

            Total operating costs and expenses                                      2,054,557        2,782,736
                                                                                  -----------      -----------

       Loss from operations                                                          (441,376)        (583,820)

       Other income and expenses:
          Interest income                                                              29,509           37,609
          Interest expense                                                            (40,247)         (15,011)
                                                                                  -----------      -----------
            Other income and expenses                                                 (10,738)          22,598
                                                                                  -----------      -----------

       NET LOSS                                                                   $  (452,114)     $  (561,222)
                                                                                  ===========      ===========


       Net loss                                                                   $  (452,114)     $  (561,222)
       Preferred stock dividends                                                     (235,074)        (228,606)
                                                                                  -----------      -----------

       Net loss applicable to common stock                                        $  (687,188)     $  (789,828)
                                                                                  ===========      ===========

       BASIC/DILUTED EARNINGS (LOSS) PER SHARE                                    $     (0.16)     $     (0.19)
                                                                                  ===========      ===========
       WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING                                                               4,169,734        4,124,654
                                                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

CLINICOR, INC.
STATEMENT OF CASH FLOWS
================================================================================

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------------
                                                                                            1999                 1998
                                                                                        (UNAUDITED)           (UNAUDITED)
                                                                                       -------------         -------------
OPERATING ACTIVITIES:

  Net loss                                                                             $    (452,114)        $    (561,222)
  Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                          101,063               105,356
      Noncash stock option compensation expense                                                5,550              (246,951)
      Net changes in assets and liabilities:
         Accounts receivable                                                                  31,996                72,299
         Prepaid expenses and other assets                                                   (80,213)              (56,477)
         Accounts payable and accrued liabilities                                            127,648               (69,709)
         Deferred revenue                                                                   (360,594)              142,756
                                                                                       -------------         -------------

Net cash used in operating activities                                                       (626,665)             (613,948)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        (37,308)              (10,874)

FINANCING ACTIVITIES:
  Payments on capital leases                                                                 (54,655)              (10,643)
  Net proceeds from issuing common stock                                                           0                 5,000
  Net borrowings under line of credit                                                        377,500               572,669
  Preferred stock dividends                                                                 (150,000)             (111,667)
                                                                                       -------------         -------------

Net cash provided by financing activities                                                    172,845               455,359
                                                                                       -------------         -------------

Net decrease in unrestricted cash and cash equivalents                                      (491,128)             (169,463)
Unrestricted cash and cash equivalents at beginning of year                                1,665,672             3,255,182
                                                                                       -------------         -------------

Unrestricted cash and cash equivalents at end of period                                $   1,174,545         $   3,085,719
                                                                                       =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                                                        $      40,247         $      15,011
                                                                                       =============         =============

  Non-cash financing activities:
    Capital lease obligations                                                          $     160,223         $           -
                                                                                       =============         =============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Notes to Financial Statements
March 31, 1999 (Unaudited)
--------------------------------------------------------------------------------

Note l - Basis of Presentation
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1999 for the fiscal year ended December 31, 1998 (Commission File No. 0-21721).

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

At March 31, 1999 and March 31, 1998, stock options and warrants to purchase 2,223,331 and 1,930,274 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,835,333 and 2,620,000 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,818,182 and 1,666,667 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three months ended March 31, 1999 and 1998, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

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

     The Company's net service revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $5.1 million at March 31, 1999 as compared to $4.4 million at December 31, 1998. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

     Reimbursable costs can include patient and investigator stipends, Institutional Review Board fees, laboratory fees, medical supplies, patient recruitment advertising, travel and consulting fees. Reimbursable costs that are paid to the Company directly by the client, and for which the Company does not bear the risk of economic loss, are deducted from gross service revenue in accordance with CRO industry practice.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared with three months ended March 31,
----------------------------------------------------------------------------
1998
-----

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended March 31, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

                                                   For the quarter ended March 31,
                                               ----------------------------------------
                                                    1999                1998
                                               ----------------------------------------
Service revenues                               $ 3,190,315          $ 2,867,196
Reimbursable costs                               1,577,134              668,280
                                                 ---------            ---------
Net service revenue                              1,613,181  100.0%    2,198,916  100.0%

Operating costs and expenses:
 Direct costs                                    1,081,566   67.0%    1,851,327   84.2%
 Selling, general and administrative               871,928   54.1%      826,053   37.6%
 Depreciation and amortization                     101,063    6.3%      105,356    4.8%
                                                 ---------            ---------
Total operating costs and expenses               2,054,557  127.4%    2,782,736  126.6%
                                                 ---------            ---------
Loss from operations                              (441,376) -27.4%     (583,820) -26.6%

Net interest income (expense)                      (10,738)  -0.6%       22,598    1.0%
                                                 ---------            ---------
Net loss                                        $ (452,114) -28.0%   $ (561,222) -25.6%
                                                 =========            =========

     Net service revenues decreased approximately $ 586,000 or 27%. The decrease is primarily attributable to a decrease in the number of active trials and to the increase in reimbursed costs.

     Reimbursable costs increased to approximately 49% of gross revenue for the three months ended March 31, 1999 as compared to 23% of gross revenue for the same period in 1998. This increase is a direct result of the contract mix for which revenue was recognized during the respective periods.

     Direct costs decreased approximately $770,000, or 42%. The decrease in direct costs is due to a reduced level of clinics that were directly managed by the Company in the first quarter of 1999, as well as reductions of full-time study, patient and data management staff and related overhead that occurred during 1998 as a result of contract cancellations. As a percentage of net service revenues, direct costs were approximately 67% for the three months ended March 31, 1999 as compared to approximately 84% for the same period in 1998.

     Selling, general and administrative expenses increased by approximately $46,000 during the first quarter of 1999 as compared to the comparable period in 1998. Selling, general and administrative expenses were approximately 54% of net service revenue for the three months ended March 31, 1999, as compared to 38% for the corresponding period in 1998. The increase in the percentage of selling, general and administrative expenses to net service revenues is primarily a result of the decline in net service revenues.

     Depreciation and amortization expenses decreased approximately $4,000 during the three months ended March 31, 1999 as compared to the comparable period in 1998. Depreciation expense as a percentage of net service revenue was approximately 6% for the three months ended March 31, 1999 as compared to 4% for the corresponding period in 1998. The increase in the percentage of depreciation expense to net service revenues is primarily a result of the decline in net service revenues.

     Interest income decreased by approximately $8,000 during the three months ended March 31, 1999 as compared to the comparable period in 1998. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $25,000 during the three months ended March 31, 1999 as compared to the comparable period in 1998.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended March 31, 1999 and 1998, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable and deferred revenue. Accounts receivable decreased to approximately $2,240,000 at March 31, 1999 from approximately $2,270,000 at December 31, 1998. Deferred revenues decreased to approximately $630,000 at March 31, 1999 from approximately $990,000 at December 31, 1998. Cash collections from clinical study contracts for the three months ended March 31, 1999, totaled approximately $2,900,000 as compared with approximately $3,000,000 for the corresponding period in 1998.

     Net cash flow used in operating activities was approximately $626,000 for the three months ended March 31, 1999, as compared to approximately $614,000 in the corresponding period in 1998. The continuation of the negative trend in net cash used in operations in 1999 is primarily attributable to the net loss and the decline in deferred revenue, which occurred in the three months ended March 31, 1999. Net cash decreased by approximately $490,000 for the three months ended March 31, 1999. The net cash operating loss for the first quarter of 1998 was primarily financed with the proceeds from a working capital line of credit and short-term investments.

     Investing activities are attributable to purchases of property and equipment and they increased to approximately $37,000 in the three months ended March 31, 1999 as compared to approximately $11,000 in the comparable period of 1998.

     Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will be sufficient to fund its operations in 1999. Should anticipated growth in contract backlog levels and net service revenue not occur as expected during the remainder of 1999 or should pending projects be delayed or cancelled, the Company will be required to seek additional external financing in early 2000. Such external financing might be in the form of public or private issuances of equity or debt securities or bank financing. There can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company. Regardless of the availability of external financing, the Company intends to continue to investigate strategies to preserve working capital. Such strategies may include deferring payment of future quarterly dividends on its Class B Preferred Stock or negotiating to pay such dividends in securities of the Company, rather than cash. In addition, the Company may acquire in the future businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would also require additional external financing. There can be no assurance that such financing will be available on terms acceptable to the Company.

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

     The Company began its assessment of the Year 2000 issue from an internal perspective in late 1997. The Company decided to change its information technology ("IT") systems including those relating to clinical operations, data management operations and financial operations, to Year 2000 compliant software applications on an Oracle database platform in the first quarter of 1998. These new systems were implemented to improve management's control of the organization and increase operating efficiency. The installation of these software systems was substantially completed by December 31, 1998, and they are currently in production. One of the software applications will require a minor upgrade to a new version release in order to be certified by Oracle to be Year 2000 compliant. This upgrade is expected to be completed by June 30, 1999. The Company estimates that it has spent approximately $750,000 on its hardware and software systems to accommodate the Oracle database and related software applications. These expenditures were financed through operating and capital leases.

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

     Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems will have a material adverse impact on the Company's financial condition or overall trends in results of operations. However, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a customer or other third party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or it representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     10(r) Employment Agreement effective February 16, 1999 between the registrant and Rosina Maar, M.D.

     27      Financial Data Schedule



(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CLINICOR, INC.


Date:  May 14, 1999                By:     /s/ Robert S. Sammis
                                      -------------------------------------
                                      Robert S. Sammis
                                      President
                                      (Principal Executive Officer)



Date:  May 14, 1999                By:     /s/ James W. Clark, Jr.
                                      -------------------------------------
                                      James W. Clark, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)