Form 10QSB
period 1999-06-30
CLINICOR INC
filed 1999-08-13
CIK 941818

================================================================================


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

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


  As of August 1, 1999, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                 ---   ---


================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
                             FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited)                                 3
              Balance Sheets - June 30, 1999 and December 31, 1998             3
              Statements of Operations - three and six months ended June 30,
                 1999 and 1998                                                 4
              Statements of Cash Flows - six months ended June 30,
                 1999 and 1998                                                 5
              Notes to Financial Statements                                    6
    Item 2.   Management's Discussion and Analysis of Results of Operations
                 and Financial Condition                                       7

                                    PART II
                               OTHER INFORMATION

    Item 2.   Changes in Securities                                           16
    Item 3.   Defaults Upon Senior Securities                                 16
    Item 4.   Submission of Matters to a Vote of Security Holders             16
    Item 6.   Exhibits and Reports on Form 8-K                                17

              Signatures                                                      18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


Clinicor, Inc.
Balance Sheet
==========================================================================================================================

                                                                                        June 30             December 31,
                                                                                         1999                   1998
                                                                                      (Unaudited)             (Note A)
                                                                                 -------------------     ------------------
     Assets

     Current assets:
         Cash and cash equivalents                                               $          984,010      $       1,665,672
         Accounts receivable, net                                                         3,684,228              2,272,376
         Prepaid and other current assets                                                   337,628                352,337
                                                                                 -------------------    -------------------

                Total current assets                                                      5,005,866              4,290,385

     Property and equipment, net                                                          1,137,395              1,097,441
     Other assets, net                                                                        4,588                  1,717
                                                                                 -------------------    -------------------
     Total assets                                                                $        6,147,849     $        5,389,543
                                                                                 ===================    ===================

     Liabilities and shareholders' equity

     Current liabilities:
         Current portion of obligations under capital leases                     $          413,374     $          307,796
         Accounts payable and accrued liabilities                                         1,991,572              1,414,636
         Line of credit                                                                   1,172,200                416,624
         Deferred revenue                                                                 1,645,946                989,540
                                                                                 -------------------    -------------------
                Total current liabilities                                                 5,223,092              3,128,596

     Obligations under capital leases, less current portion                                 226,135                324,376
                                                                                 -------------------    -------------------
                Total liabilities                                                         5,449,227              3,452,972

     Shareholders' equity:
         Class A convertible preferred stock, no par value,
            5,181 shares authorized 4,423 and 4,253 shares issued
            and outstanding, respectively , at liquidation value                          4,423,000              4,253,000
         Class B convertible preferred stock, no par value,
            50,000 shares authorized, issued
            and outstanding, at liquidation value                                         5,000,000              5,000,000
         Common stock, $0.001 par value, 75,000,000 shares
            authorized, 4,169,734 and 4,169,734 shares issued
            and outstanding, respectively                                                     4,170                  4,170
         Additional paid-in capital                                                         248,534                718,683
         Deferred compensation                                                              (11,098)               (22,196)
         Accumulated deficit                                                             (8,965,984)            (8,017,086)
                                                                                 -------------------    -------------------
                Total shareholders' equity                                                  698,622              1,936,571
                                                                                 -------------------    -------------------
     Total liabilities and shareholders' equity                                  $        6,147,849     $        5,389,543
                                                                                 ===================    ===================

     Note A: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.


Clinicor, Inc.
Statement of Operations
==============================================================================================================================

                                                        Three Months Ended June 30,              Six Months Ended June 30
                                                   --------------------------------------  -----------------------------------
                                                         1999                1998                 1999                 1998
                                                      (Unaudited)         (Unaudited)                     (Unaudited)
                                                   -----------------  -------------------  -----------------  ----------------
   Service revenue:
       Gross revenue                               $      3,337,979   $       3,324,249    $     6,528,294    $     6,191,445
       Reimbursable costs                                 1,686,687           1,276,989          3,263,821          1,945,269
                                                   -----------------  -------------------  -----------------  ----------------
         Net service revenue                              1,651,292           2,047,260          3,264,473          4,246,176
                                                   -----------------  -------------------  -----------------  ----------------

   Operating costs and expenses:
       Direct costs                                       1,010,624           1,390,532          2,092,189          3,241,859
       Selling, general and administrative                  961,289             828,417          1,833,220          1,654,469
       Depreciation and amortization                        141,812             108,457            242,875            213,813
                                                   -----------------  -------------------  -----------------  ----------------
         Total operating costs and expenses               2,113,725           2,327,406          4,168,284          5,110,141
                                                   -----------------  -------------------  -----------------  ----------------

   Loss from operations                                    (462,433)           (280,146)          (903,811)          (863,965)

   Other income and expenses:
       Interest income                                       14,052              37,996             32,304             75,605
       Interest expense                                      50,506              26,561             90,753             41,572
       Other                                                  2,105                   0             13,361                  0
                                                   -----------------  -------------------  -----------------  ----------------
         Other income and expenses                          (34,349)             11,435            (45,088)            34,033
                                                   -----------------  -------------------  -----------------  ----------------

   Net loss                                        $       (496,782)  $        (268,711)   $      (948,899)   $      (829,932)
                                                   =================  ===================  =================  ================


   Net loss                                        $       (496,782)  $        (268,711)   $      (948,899)   $      (829,932)
   Preferred stock dividends                               (235,074)           (228,606)          (470,148)          (457,212)
                                                   -----------------  -------------------  -----------------  ----------------
   Net loss applicable to common stock             $       (731,856)  $        (497,317)   $    (1,419,047)   $    (1,287,144)
                                                   =================  ===================  =================  ================

   Net loss applicable to common
       stock per share                             $          (0.18)  $           (0.12)   $       (0.34)     $       (0.31)
                                                   =================  ===================  =================  ================

   Weighted average number of common
       shares equivalent outstanding                      4,169,734           4,148,488          4,169,734          4,131,261
                                                   =================  ===================  =================  ================

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Cash Flows
===============================================================================


                                                                                            Six Months Ended June 30,
                                                                                       -----------------------------------
                                                                                             1999              1998
                                                                                         (Unaudited)        (Unaudited)
                                                                                       -------------   -------------------
   Operating activities:

     Net loss                                                                          $   (948,899)   $     (829,932)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                      242,875           213,813
         Noncash stock option compensation expense                                           11,100          (241,409)
         Net changes in assets and liabilities:
             Accounts receivable                                                         (1,411,852)          468,939
             Prepaid expenses and other assets                                               11,838           (65,066)
             Accounts payable and accrued liabilities                                       576,789             5,161
             Deferred revenue                                                               656,406          (365,281)
                                                                                       -------------   ---------------

   Net cash used in operating activities                                                   (861,743)         (813,775)

   Investing activities:
     Purchases of property and equipment                                                   (122,610)          (21,069)

   Financing activities:
     Payments on capital leases                                                            (152,885)          (21,628)
     Net proceeds from issuing common stock                                                       0            41,667
     Net borrowings under line of credit                                                    755,576           330,613
     Preferred stock dividends                                                             (300,000)         (261,667)
                                                                                       -------------   ---------------

   Net cash provided by financing activities                                                302,691            88,985
                                                                                       -------------   ---------------

   Net decrease in unrestricted cash and cash equivalents                                  (681,662)         (745,859)
   Unrestricted cash and cash equivalents at beginning of year                            1,665,672         3,255,182
                                                                                       -------------   ---------------

   Unrestricted cash and cash equivalents at end of period                             $    984,010    $    2,509,323
                                                                                       =============   ===============
   Supplemental cash flow disclosures:
     Interest paid                                                                     $     90,753    $       34,442
                                                                                       =============   ===============
     Non-cash financing activities:
       Preferred Stock dividends                                                       $    170,000    $      157,000
                                                                                       =============   ===============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Notes to Financial Statements
June 30, 1999 (Unaudited)
================================================================================

Note l - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1999 for the fiscal year ended December 31, 1998 (Commission File No. 0-21721).

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

At June 30, 1999 and June 30, 1998, stock options and warrants to purchase 1,957,631 and 2,001,706 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,948,667 and 2,724,667 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,818,182 and 1,666,667 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and six months ended June 30, 1999 and 1998, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below are unaudited but in the opinion of management reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a fully integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including project management, clinical monitoring, patient recruitment, data management, biostatistical analysis, medical affairs, regulatory affairs, quality assurance and other consultation services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, medical device and biotechnology products. The Company commenced operations in September 1992 and has achieved its growth through internal development.

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

     The Company's net service revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $8.0 million at June 30, 1999 as compared to $4.4 million at December 31, 1998. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared with three months ended June 30, 1998
--------------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended June 30, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

--------------------------------------------------------------------------------------------------------
                                                                 For the quarter ended June 30,
                                                                 ------------------------------
--------------------------------------------------------------------------------------------------------
                                                                  1999                  1998
                                                              ------------           -----------
Service revenue                                                $ 3,337,979           $ 3,324,249
Reimbursable costs                                               1,686,687             1,276,989
                                                              ------------           -----------
Net service revenue                                              1,651,292   100.0%    2,047,260  100.0%

Operating costs and expenses:
 Direct costs                                                    1,010,624    61.2%    1,390,532   67.9%
 Selling, general and administrative                               961,289    58.2%      828,417   40.5%
 Depreciation and amortization                                     141,812     8.6%      108,457    5.3%
                                                              ------------           -----------
Total operating costs and expenses                               2,113,725   128.0%    2,327,406  113.7%
                                                              ------------           -----------

Loss from operations                                             ( 462,433)  -28.0%     (280,146) -13.7%
Net interest income (expense)                                      (34,349)  - 2.1%       11,435    0.6%
                                                              ------------           -----------
Net loss                                                        $( 496,782)  -30.1%    $(268,711) -13.1%
                                                              ============           ===========

     Net service revenue decreased approximately $396,000 or 19%. The decrease is primarily attributable to the decline in contract backlog during 1998 resulting from contract cancellations and less new business being added due to a restructuring of our business development efforts. During 1999, our new business development staff and new marketing initiatives have increased contract backlog by over 80%. If this trend continues for the remainder of 1999, management expects net service revenue to increase on a quarter-to-quarter basis commencing next quarter.

     Direct costs decreased approximately $380,000 or 27%. Most of the decrease in direct costs is due to reductions of staff and related overhead that occurred during 1998 as a result of contract cancellations. Due to the increase in contract backlog in 1999, new staff is now being added. As a percentage of net service revenue, direct costs were approximately 61% for the three months ended June 30, 1999 as compared to approximately 68% for the same period in 1998. Management's goal is to maintain direct costs at approximately 60% of net service revenue.

     Selling, general and administrative expenses increased by approximately $133,000 or 16%. The primary cause of this increase is the expansion of our business development staff and new marketing and promotion initiatives. This has resulted in the expansion of our contract backlog by 80% in 1999. Selling, general and administrative expenses were approximately 58% of net service revenue for the three months ended June 30, 1999, as compared to 40% for the corresponding period in 1998. If net service revenue begins to increase over the next few quarters as management expects due to the 1999 growth in backlog, this percentage would be expected to decrease in the future to 30% of net service revenue.

     Depreciation and amortization expenses increased approximately $33,000 during the three months ended June 30, 1999 as compared to the comparable period in 1998. Depreciation expense as a percentage of net service revenue increased to approximately 9% for the three months ended June 30, 1999, as compared to 5% in the corresponding period of 1998. The increase is primarily related to the implementation in 1998 of an Oracle database on a Unix network server to support project management, patient recruitment, data management and the accounting department. Depreciation expense is expected to decrease in the future to approximately 5% of net service revenue if net service revenue increases as expected based upon the 1999 growth in contract backlog.

     Interest income decreased by approximately $24,000 during the three months ended June 30, 1999 as compared to the comparable period in 1998. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $24,000 during the three months ended June 30, 1999 as compared to the comparable period in 1998. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended June 30, 1999 and 1998, due to the uncertainty that the loss carryforwards will be utilized.

Six months ended June 30, 1999 compared with six months ended June 30, 1998
---------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the six months ended June 30, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

--------------------------------------------------------------------------------
                                             For the six months ended June 30,
                                             --------------------------------
--------------------------------------------------------------------------------
                                              1999                   1998
                                          ------------           -----------
Service revenue                           $ 6,528,294          $6,191,445
Reimbursable costs                          3,263,821           1,945,269
                                           ----------           ---------
Net service revenue                         3,264,473   100.0%  4,246,176   100.0%

Operating costs and expenses:
 Direct costs                               2,092,189    64.1%  3,241,859    76.3%
 Selling, general and administrative        1,833,220    56.2%  1,654,469    39.0%
 Depreciation and amortization                242,875     7.4%    213,813     5.0%
                                           ----------           ---------
Total operating costs and expenses          4,168,284   127.7%  5,110,141   120.3%
                                           ----------           ---------

Loss from operations                        ( 903,811)  -27.7%   (863,965)  -20.3%
Net interest income (expense)                 (45,088)   -1.4%     34,033     0.8%
                                           ----------           ---------
Net loss                                   $( 948,899)  -29.1%  $(829,932)  -19.5%
                                           ==========           =========

     Net service revenue decreased approximately $981,700, or 23%. The decrease is primarily attributable to the decline in contract backlog during 1998 resulting from contract cancellations and less new business being added due to a restructuring of our business development efforts. During 1999, our new business development staff and new marketing initiatives have increased contract backlog by over 80%. If this trend continues for the remainder of 1999, management expects net service revenue to increase on a quarter-to-quarter basis commencing next quarter.

     Direct costs decreased approximately $1,150,000 or 35%. The decrease in direct costs is primarily due to reductions of staff and related overhead that occurred during 1998 as a result of contract cancellations. Due to the increase in contract backlog in 1999, new staff is now being added. As a percentage of net service revenue, direct costs decreased to approximately 64% of net service revenue as compared to approximately 76% for the same period in 1998. Management's goal is to reduce direct costs to approximately 60% of net service revenue.

     Selling, general and administrative expenses increased approximately $179,000 or 11%. The primary cause of this increase is the expansion of our business development staff and new marketing and promotion initiatives. This has resulted in the expansion of our contract backlog by 80% in 1999. Selling, general and administrative expenses increased to 56% of net service revenue during the six months ended June 30, 1999 from

39% in the corresponding period in 1998. If net service revenue begins to increase over the next few quarters as management expects based upon the 1999 growth in backlog, this percentage is expected in the future to decrease to 30% of net service revenue.

     Depreciation and amortization expenses increased approximately $29,000 or 14%. Depreciation and amortization expenses increased to 7% of net service revenue for the six months ended June 30, 1999 as compared to 5% in the prior period. The increase is primarily related to the implementation in 1998 of an Oracle database on a Unix network server to support project management, patient recruitment, data management and the accounting department in 1998. Depreciation expense is expected in the future to decrease to approximately 5% of net service revenue if net service revenue increases as expected based upon the 1999 growth in contract backlog.

     Interest income decreased by approximately $43,000 during the six months ended June 30, 1999 as compared to the comparable period in 1998. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $49,000 during the six months ended June 30, 1999 as compared to the comparable period in 1998. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax benefit as a result of the net operating losses for the six months ended June 30, 1999 and 1998, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the level of accounts receivable. Accounts receivable increased to approximately $3,684,000 at June 30, 1999 from approximately $2,270,000 at December 31, 1998. The significant increase in the balance of accounts receivable at June 30, 1999 is due to the recent start of a large clinical trial that includes significant levels of reimbursed costs. Cash collections from clinical study contracts for the six months ended June 30, 1999, totaled approximately $5,360,000 as compared with approximately $6,290,000 for the corresponding period in 1998.

     Net cash flow used in operating activities was approximately $862,000 in the six months ended June 30, 1999, as compared to approximately $814,000 in the corresponding period in 1998. The continuation of the negative trend in net cash used in operations in 1999 is primarily attributable to the net loss incurred during the six months ended June 30, 1999. Net cash decreased by approximately $682,000 for the six months ended June 30, 1999.

     Investing activities are attributable to purchases of property and equipment and they increased to approximately $123,000 in the six months ended June 30, 1999 as compared to approximately $21,000 in the comparable period of 1998. This increase is primarily due to the development of an enterprise software application, CorDat@, which provides the Company's sponsors with an Intranet web connection to Clinicor's Oracle database applications.

     Financing activities consist of net borrowings under the Company's revolving working capital line of credit. At June 30, 1999, there was approximately $1,170,000 in outstanding borrowings. The line of credit provides a borrowing base primarily determined as a percentage of billed accounts receivable up to a maximum borrowing amount of $2,500,000.

     Pursuant to the preferred stock terms contained in the Company's Articles of Incorporation, the Company paid $300,000 in dividends to the holder of its Class B Preferred Stock during the six months ended June 30, 1999. In order to maintain adequate working capital levels to finance the 1999 growth in contract backlog, the Company and its Preferred Class B stockholder have agreed to suspend cash dividend payments during the remainder of 1999. The agreement also provides for the dividend payments to re-commence on February 1, 2000 and for all accrued and unpaid dividends to be brought current by May 1, 2000, if the Company determines that its working capital is adequate to do so.

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

     The Company began its assessment of the Year 2000 issue from an internal perspective in late 1997. The Company decided to change its information technology ("IT") systems including those relating to clinical operations, data management operations and financial operations, to Year 2000 compliant software applications on an Oracle database platform in the first quarter of 1998. These new systems were implemented to improve management's control of the organization and increase operating efficiency. The installation of these software systems was substantially completed by December 31, 1998, and they are currently in production. The Company estimates that it has spent approximately $750,000 on its hardware and software systems to accommodate the Oracle database and related software applications. These expenditures were primarily financed through operating and capital leases.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or it representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements in this Form 10-QSB include those relating to future growth in the Company's contract backlog levels and net service revenue. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                     PART II
                               OTHER INFORMATION


Item 2. Changes in Securities

    The Company made the following sales of its Preferred Stock during the six months ended June 30, 1999. None of the sales involved the use of underwriters.


                                    Amount of
Date of Sale        Class of       Securities                   Total
or Issuance        Securities       (Shares)    Purchasers  Consideration
--------------  -----------------  ----------   ----------  -------------
June 1999       Class A Preferred      170      4 entities    dividend


    The issuances described above were scheduled dividends on the Company's outstanding shares of Class A Convertible Preferred Stock. The Class A Convertible Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividends bore restrictive legends. The Class A Convertible Preferred Stock is convertible into that number of shares of Common Stock of the Company as is equal to the liquidation preference of the Class A Convertible Preferred Stock being converted, divided by a "conversion value," which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of June 30, 1999.

    In addition to the issuances described above, during fiscal 1999 the Company has granted options to certain employees, officers and directors of the Company under the Company's Director, Employee and Consultant Stock Option Plan to acquire an aggregate of 468,500 shares of the Company's Common Stock at exercise prices ranging from $1.125 to $1.50 per share. The options are subject to various vesting provisions. Those options that are currently exercisable were granted in reliance upon an exemption under Section 4(2) of the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities.

    The Company and the holder of its Class B Preferred Stock have mutually agreed to suspend payment of scheduled August 1 and November 1 quarterly dividends, each in the amount of $150,000, in order to conserve working capital to finance the growth in the Company's contract backlog. The suspension of the dividend does not constitute a default under the Class B Preferred Stock terms. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."


Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Shareholders of the Company was held on May 13, 1999. At the meeting, the holders of the Company's Common Stock and Class A Preferred Stock elected five directors of the Company. The holders of Common Stock elected Messrs. Robert S. Sammis and James W. Clark Jr. and Dr. Rosina Maar as directors; and the holders of Class A Preferred Stock elected Dr. Zola
P. Horovitz and Mr. Joel P. Liffmann as directors.

    In the election of directors by the holders of the Company's Common Stock, there were 2,626,680 votes for Messrs. Robert S. Sammis and James W. Clark Jr. and Dr. Rosina Maar, 25,000 votes against these nominees and 1,000 votes abstaining. In the election of directors by the holders of the Company's Class A Preferred Stock, there were 2,835,333 votes for Dr. Zola P. Horovitz and Mr. Joel P. Liffmann, no votes against either nominee and no abstentions.

    The only other matter voted on at the Annual Meeting was the ratification of the appointment of PricewaterhouseCoopers, LLP, independent accountants, as auditors for the fiscal year ending December 31, 1999. There were 7,152,680 votes for the ratification and 2,000 votes against the ratification.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    10(s) Letter Agreement dated July 29, 1999 by and between the Company and Finova Mezzanine Capital, Inc.

    27      Financial Data Schedule



(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLINICOR, INC.


Date:  August 13, 1999              By:  /s/ Robert S. Sammis
                                         -------------------------------------
                                         Robert S. Sammis
                                         President
                                         (Principal Executive Officer)



Date:  August 13, 1999              By:  /s/ James W. Clark, Jr.
                                         -------------------------------------
                                         James W. Clark, Jr.
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)