Form 10QSB
period 1999-09-30
CLINICOR INC
filed 1999-11-05
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------

                                  FORM 10-QSB

          (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1999
   [_] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934


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

                             --------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                      ---

     As of November 3, 1999, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes___  No  X
                                                                            ---

================================================================================

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I
                             FINANCIAL INFORMATION



Item 1.       Financial Statements (unaudited)                                          3
              Balance Sheets - September 30, 1999 and December 31, 1998                 3
              Statements of Operations - three and nine months ended September 30,
                1999 and 1998                                                           4
              Statements of Cash Flows - nine months ended September 30,
                1999 and 1998                                                           5
              Notes to Financial Statements                                             6
Item 2.       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                   7

                                    PART II
                               OTHER INFORMATION

Item 3.       Defaults Upon Senior Securities                                          16
Item 6.       Exhibits and Reports on Form 8-K                                         16

              Signatures                                                               17

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------

                                                                    September 30,        December 31,
                                                                        1999                1998
                                                                     (Unaudited)           (Note A)
                                                                 -------------------  ------------------
    Assets

    Current assets:
       Cash and cash equivalents                                 $         970,437    $       1,665,672
       Accounts receivable, net                                          2,571,086            2,272,376
       Prepaid and other current assets                                    442,435              352,337
                                                                 -----------------    -----------------
          Total current assets                                           3,983,958            4,290,385

    Property and equipment, net                                          1,027,084            1,097,441
    Other assets, net                                                        6,305                1,717
                                                                 -----------------    -----------------
    Total assets                                                 $       5,017,347    $       5,389,543
                                                                 =================    =================
    Liabilities and shareholders' equity

    Current liabilities:
       Current portion of obligations under capital leases       $         420,353    $         307,796
       Accounts payable and accrued liabilities                          2,120,867            1,414,636
       Line of credit                                                      656,978              416,624
       Deferred revenue                                                  1,209,254              989,540
                                                                 -----------------    -----------------
          Total current liabilities                                      4,407,452            3,128,596

    Obligations under capital leases, less current portion                 119,270              324,376
                                                                 -----------------    -----------------
          Total liabilities                                              4,526,722            3,452,972

    Shareholders' equity:
       Class A convertible preferred stock, no par value,
          5,181 shares authorized 4,423 and 4,253 shares issued
          and outstanding, respectively , at liquidation value           4,423,000            4,253,000
       Class B convertible preferred stock, no par value,
          50,000 shares authorized, issued
          and outstanding, at liquidation value                          5,000,000            5,000,000
       Common stock, $0.001 par value, 75,000,000 shares
          authorized, 4,169,734 shares issued
          and outstanding                                                    4,170                4,170
       Additional paid-in capital                                            8,582              718,683
       Deferred compensation                                                (5,549)             (22,196)
       Accumulated deficit                                              (8,939,578)          (8,017,086)
                                                                 -----------------    -----------------
          Total shareholders' equity                                       490,625            1,936,571
                                                                 -----------------    -----------------
    Total liabilities and shareholders' equity                   $       5,017,347    $       5,389,543
                                                                 =================    =================

    Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
--------------------------------------------------------------------------------

                                                   Three Months Ended September 30,           Nine Months Ended September 30,
                                                --------------------------------------     --------------------------------------
                                                     1999                   1998                1999                    1998
                                                  (Unaudited)             (Unaudited)        (Unaudited)             (Unaudited)
                                                --------------          --------------     --------------           -------------
    Service revenue:
       Gross revenue                            $    4,737,041          $    2,374,007     $   11,265,335           $   8,565,452
       Reimbursable costs                            2,396,117                 800,135          5,659,938               2,745,404
                                                --------------          --------------     --------------           -------------
         Net service revenue                         2,340,924               1,573,872          5,605,397               5,820,048

    Operating costs and expenses:
       Direct costs                                  1,341,649               1,236,629          3,552,171               4,478,488
       Selling, general and administrative             793,748                 794,648          2,508,635               2,449,117
       Depreciation and amortization                   135,613                 107,063            378,488                 320,876
                                                --------------          --------------     --------------           -------------
         Total operating costs and expenses          2,271,010               2,138,340          6,439,294               7,248,481
                                                --------------          --------------     --------------           -------------
    Income (loss) from operations                       69,914                (564,468)          (833,897)             (1,428,433)

    Other income and expenses:
       Interest income                                  17,650                  33,637             49,954                 109,242
       Interest expense                                 64,055                  29,638            154,808                  71,210
       Other                                             2,897                       0             16,258                       0
                                                --------------          --------------     --------------           -------------
         Other income and expenses                     (43,508)                  3,999            (88,596)                 38,032
                                                --------------          --------------     --------------           -------------
    Net income (loss)                           $       26,406          $     (560,469)    $     (922,493)          $  (1,390,401)
                                                ==============          ==============     ==============           =============
    Net income (loss)                           $       26,406          $     (560,469)    $     (922,493)          $  (1,390,401)
    Preferred stock dividends                         (239,952)               (233,113)          (710,100)               (690,325)
                                                --------------          --------------     --------------           -------------
    Net loss applicable to common stock         $     (213,546)         $     (793,582)    $   (1,632,593)          $  (2,080,726)
                                                ==============          ==============     ==============           =============
    Net loss applicable to common
       stock per share                          $        (0.05)         $        (0.19)    $        (0.39)          $       (0.50)
                                                ==============          ==============     ==============           =============
    Weighted average number of common
       shares equivalent outstanding                 4,169,734               4,169,734          4,169,734               4,144,367
                                                ==============          ==============     ==============           =============

Clinicor, Inc.
Statement of Cash Flows
--------------------------------------------------------------------------------


                                                                                           Nine Months Ended September 30,
                                                                                      ----------------------------------------
                                                                                             1999                   1998
                                                                                         (Unaudited)             (Unaudited)
                                                                                      -----------------     ------------------
   Operating activities:

     Net loss                                                                         $       (922,493)     $       (1,390,401)
     Adjustments to reconcile net loss to cash used in operating activities:
         Depreciation and amortization                                                         378,488                 320,876
         Noncash stock option compensation expense                                              16,650                (235,859)
         Net changes in assets and liabilities:
            Accounts receivable                                                               (298,708)                342,906
            Prepaid expenses and other assets                                                  (94,686)                (86,585)
            Accounts payable and accrued liabilities                                            466,130               (139,206)
            Deferred revenue                                                                    219,713               (294,238)
                                                                                      -----------------     ------------------
   Net cash used in operating activities                                                       (234,906)            (1,482,507)

   Investing activities:
     Purchases of property and equipment                                                       (147,912)               (29,999)

   Financing activities:
     Payments on capital leases                                                                (252,771)               (32,967)
     Net proceeds from issuing common stock                                                           0                 41,667
     Net borrowings under line of credit                                                        240,354                782,336
     Preferred stock dividends                                                                 (300,000)              (411,667)
                                                                                      -----------------      -----------------
   Net cash provided by financing activities                                                   (312,417)               379,369
                                                                                      -----------------      -----------------
   Net decrease in unrestricted cash and cash equivalents                                      (695,235)            (1,133,137)
   Unrestricted cash and cash equivalents at beginning of year                                1,665,672              3,255,182
                                                                                      -----------------      -----------------
   Unrestricted cash and cash equivalents at end of period                            $         970,437      $       2,122,045
                                                                                      =================      =================
   Supplemental cash flow disclosures:
     Interest paid                                                                    $         154,809      $          71,210
                                                                                      =================      =================
     Non-cash financing activities:
       Preferred Stock dividends                                                      $         170,000      $         157,000
                                                                                      =================      =================

Clinicor, Inc.
Notes to Financial Statements
September 30, 1999 (Unaudited)
================================================================================

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 1999 for the fiscal year ended December 31, 1998 (Commission File No. 0-21721).

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

Note 2 - Net Loss per Share
---------------------------

Net loss applicable to common stock per share has been calculated by dividing the Company's net loss applicable to common stock by the weighted average number of shares of the Company's outstanding common stock. Common stock equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.

At September 30, 1999 and September 30, 1998, stock options and warrants to purchase 2,007,131 and 1,905,706 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 2,948,667 and 2,724,667 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,818,182 and 1,666,667 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and nine months ended September 30, 1999 and 1998, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below are unaudited but in the opinion of management reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

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

     The Company's net service revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $3.5 million at September 30, 1999 as compared $8.0 million at June 30, 1999. During the third quarter, sponsor contract cancellations of approximately $3.1 million primarily caused the decline. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize all of its backlog as service revenue.

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

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared with three months ended September
--------------------------------------------------------------------------------
30, 1998
--------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended September 30, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

-----------------------------------------------------------------------------------------------
                                                      For the quarter ended September 30,
-----------------------------------------------------------------------------------------------
                                                      1999                     1998
                                                      ----                     ----
Service revenue                                   $ 4,737,041              $ 2,374,007
Reimbursable costs                                  2,396,117                  800,135
                                                  -----------              -----------
Net service revenue                                 2,340,924     100.0%     1,573,872   100.0%

Operating costs and expenses:
     Direct costs                                   1,341,649      57.3%     1,236,629    78.6%
     Selling, general and administrative              793,748      33.9%       794,648    50.5%
     Depreciation and amortization                    135,613       5.8%       107,063     6.8%
                                                  -----------              -----------
Total operating costs and expenses                  2,271,010      97.0%     2,138,340   135.9%
                                                  -----------              -----------
Income (loss) from operations                          69,914       3.0%      (564,468)  -35.9%
Net interest income (expense)                         (43,508)    - 1.9%         3,999     0.3%
                                                  -----------              -----------
Net income (loss)                                 $    26,406       1.1%   $  (560,469)  -35.6%
                                                  ===========              ===========

     Net service revenue increased approximately $767,000 or 49%. The increase is primarily attributable to new contracts that commenced during the quarter. However, during the quarter, the Company learned that portions of those contracts would be delayed or cancelled which caused an overall decline in contract backlog. The positive revenue growth trend experienced during the third quarter cannot be sustained in future quarters unless there is growth in contract backlog.

     Direct costs decreased approximately $105,000 or 8%. Most of the decrease in direct costs is due to reductions of staff and related overhead that occurred during 1998 as a result of contract cancellations. As a percentage of net service revenue, direct costs were approximately 57% for the three months ended September 30, 1999 as compared to approximately 79% for the same period in 1998.

     Selling, general and administrative expenses remained approximately the same. Selling, general and administrative expenses decreased to approximately 34% of net service revenue for the three months ended September 30, 1999, as compared to 50% for the corresponding period in 1998. The percentage decrease is primarily attributable to the growth in net service revenues during the period.

     Depreciation and amortization expenses increased approximately $29,000 during the three months ended September 30, 1999 as compared to the comparable period in 1998. Depreciation expense as a percentage of net service revenue decreased to approximately 6% for the three months ended September 30, 1999, as compared to 7% in the corresponding period of 1998.

     Interest income decreased by approximately $16,000 during the three months ended September 30, 1999 as compared to the comparable period in 1998. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $34,000 during the three months ended September 30, 1999 as compared to the comparable period in 1998. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax or income tax benefit as a result of the net operating income or losses for the three months ended September 30, 1999 and 1998, due to the uncertainty that the loss carryforwards will be utilized.

Nine months ended September 30, 1999 compared with nine months ended September
------------------------------------------------------------------------------
30, 1998
--------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the nine months ended September 30, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

------------------------------------------------------------------------------------------
                                             For the nine months ended September 30,
------------------------------------------------------------------------------------------
                                                  1999                  1998
                                                  ----                  ----
Service revenue                              $ 11,265,335            $ 8,565,452
Reimbursable costs                              5,659,938              2,745,404
                                             ------------            -----------
Net service revenue                             5,605,397    100.0%    5,820,048   100.0%

Operating costs and expenses:
     Direct costs                               3,552,171     63.4%    4,478,488    76.9%
     Selling, general and administrative        2,508,635     44.7%    2,449,117    42.1%
     Depreciation and amortization                378,488      6.8%      320,876     5.5%
                                             ------------            -----------
Total operating costs and expenses              6,439,294    114.9%    7,248,481   124.5%
                                             ------------            -----------

Loss from operations                             (833,897)   -14.9%   (1,428,433)  -24.5%
Net interest income (expense)                     (88,596)    -1.6%       38,032     0.6%
                                             ------------            -----------
Net loss                                     $  ( 922,493)   -16.5%  $(1,390,401)  -23.9%
                                             ============            ===========

     Net service revenue decreased approximately $215,000 or 4%. The decrease is primarily attributable to the decline in contract backlog during 1998 resulting from contract cancellations and less new business being added due to a restructuring of our business development efforts. During 1999, our new business development staff and new marketing initiatives increased contract backlog by over 80% in the second quarter. However, contract cancellations were received during the third quarter that negated those gains.

     Direct costs decreased approximately $926,000 or 21%. The decrease in direct costs is primarily due to reductions of staff and related overhead that occurred during 1998 as a result of contract cancellations. As a percentage of net service revenue, direct costs decreased to approximately 63% of net service revenue as compared to approximately 77% for the same period in 1998.

     Selling, general and administrative expenses increased approximately $60,000 or 2%. The primary cause of this increase is the expansion of our business development staff and new marketing and promotion initiatives. Selling, general and administrative expenses increased to 45% of net service revenue during the nine months ended September 30, 1999 from 42% in the corresponding period in 1998.

     Depreciation and amortization expenses increased approximately $58,000 or 18%. Depreciation and amortization expenses increased to 7% of net service revenue for the nine months ended September 30, 1999 as compared to 5% in the prior period. The increase is primarily related to the implementation in 1998 of an Oracle database on a Unix network server to support project management, patient recruitment, data management and the accounting department in 1998.

     Interest income decreased by approximately $59,000 during the nine months ended September 30, 1999 as compared to the comparable period in 1998. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $84,000 during the nine months ended September 30, 1999 as compared to the comparable period in 1998. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax benefit as a result of the net operating losses for the nine months ended September 30, 1999 and 1998, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the level of accounts receivable. Accounts receivable increased to approximately $2,570,000 at September 30, 1999 from approximately $2,270,000 at December 31, 1998. The increase in the balance of accounts receivable at September 30, 1999 is due to the recent start of a large clinical trial that includes significant levels of reimbursed costs. Cash collections from clinical study contracts for the nine months ended September 30, 1999, totaled approximately $11,252,000 as compared with approximately $8,600,000 for the corresponding period in 1998.

     Net cash flow used in operating activities was approximately $235,000 in the nine months ended September 30, 1999, as compared to approximately $1,483,000 in the corresponding period in 1998. The improvement in net cash used in operations in 1999 of approximately $1,248,000 is primarily attributable the Company generating net income during the three months ended September 30, 1999 and increased levels of deferred revenue. Net cash decreased by approximately $695,000 for the nine months ended September 30, 1999 as compared to a decrease of approximately $1,130,000 in the year earlier period.

     Investing activities are attributable to purchases of property and equipment and they increased to approximately $148,000 in the nine months ended September 30, 1999 as compared to approximately $30,000 in the comparable period of 1998. This increase is primarily due to the development of an enterprise software application, CorDat@, which provides the Company's sponsors with an Intranet web connection to Clinicor's Oracle database applications.

     Financing activities consist of net borrowings under the Company's revolving working capital line of credit. At September 30, 1999, there was approximately $657,000 in outstanding borrowings. The line of credit provides a borrowing base primarily determined as a percentage of billed accounts receivable up to a maximum borrowing amount of $2,500,000.

     Pursuant to the preferred stock terms contained in the Company's Articles of Incorporation, the Company paid $300,000 in dividends to the holder of its Class B Preferred Stock during the nine months ended September 30, 1999. In order to maintain adequate working capital levels, the Company and its Preferred Class B stockholder have agreed to suspend cash dividend payments during the remainder of 1999. The agreement also provides for the dividend payments to re-commence on February 1, 2000 and for all accrued and unpaid dividends to be brought current by May 1, 2000, if the Company determines that its working capital is adequate to do so.

     Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will be sufficient to fund its operations in 1999. Should anticipated growth in contract backlog levels and net service revenue not occur, or should pending projects be delayed or cancelled, the Company will be required to seek additional external financing in early 2000. Such external financing might be in the form of public or private issuances of equity or debt securities or bank financing. There can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company. Regardless of the availability of external financing, the Company intends to continue to investigate strategies to preserve working capital.

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

     The Company has also reviewed and tested its non-IT systems such as fax machines and telephone systems without experiencing any material failures. The Company performed an integrated systems test on August 21, 1999 to assure itself that all IT and non-IT systems will be fully capable of handling the Year 2000 issue. That test was successful and the Company's systems are now Year 2000 ready. In addition, the Company's Year 2000 readiness plan has been successfully audited by certain Sponsor companies.

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

                                    PART II
                               OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities.

     The Company and the holder of its Class B Preferred Stock have agreed to suspend payment of scheduled August 1, 1999 and November 1, 1999 quarterly dividends, each in the amount of $150,000, in order to conserve working capital. The suspension of the dividend does not constitute a default under the Class B Preferred Stock terms. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."


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

                                   CLINICOR, INC.


Date:  November 5, 1999            By: /s/ Robert S. Sammis
                                      ------------------------------------------
                                      Robert S. Sammis
                                      President
                                      (Principal Executive Officer)


Date:  November 5, 1999            By: /s/ James W. Clark, Jr.
                                      ------------------------------------------
                                      James W. Clark, Jr.
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)