Form 10KSB
period 1999-12-31
CLINICOR INC
filed 2000-03-30
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                  FORM 10-KSB
 (Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                  For the fiscal year ended December 31, 1999

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

                              --------------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  Issuer's gross revenue for fiscal year ended December 31, 1999:  $14,780,184.

  As of March 22, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported on the Over-the-Counter Bulletin Board was $2,391,353.

  As of March 22, 2000, 4,169,734 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9, 10, 11 and
12) hereof.

  Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

    Item 1.    Description of Business......................................  3
    Item 2.    Description of Property...................................... 12
    Item 3.    Legal Proceedings............................................ 12
    Item 4.    Submission of Matters to a Vote of Security Holders.......... 13

                                    PART II

    Item 5.    Market For Common Equity and Related Shareholder Matters..... 13
    Item 6.    Management's Discussion and Analysis of Results of Operations
               and Financial Condition...................................... 14
    Item 7.    Financial Statements......................................... 18
    Item 8.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure..................................... 18

                                    PART III

    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act... 18
    Item 10.   Executive Compensation....................................... 19
    Item 11.   Security Ownership of Certain Beneficial Owners and
               Management................................................... 19
    Item 12.   Certain Relationships and Related Transactions............... 19
    Item 13.   Exhibits List and Reports on Form 8-K........................ 19

               Signatures................................................... 24
               Audited Financial Statements.................................F-1

                                     PART I

Item 1. Description of Business

General

    Clinicor, Inc. (together with its predecessor, described below, "Clinicor" or the "Company") is a fully-integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including project management, patient recruitment, data management, biostatistical analysis, medical affairs, regulatory affairs, quality assurance and other consultation services for its clients. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, biotechnology and medical device products.

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

Business

    The Company designs, manages and monitors clinical trials in North America and Europe and provides clinical and product development services, including project management, patient recruitment, data management, biostatistical analysis, medical affairs, regulatory affairs, quality assurance and other consultation services for its clients. The Company provides centralized patient recruitment services on a nationwide basis using its patient recruiting department and computer database system located in Austin, Texas. In the CRO industry, this service is typically an ancillary one, offered outside of the standard CRO services model by investigative sites or site management organizations ("SMOs"). Clinicor is one of a small number of CROs that has integrated this service into its services model.

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

Services

    The Company's services include clinical trials management, patient recruitment, clinical data management, biostatistical analysis, medical affairs, regulatory affairs, quality assurance and other consultation services. The Company will provide these services separately or as an integrated package. Services from each of these categories can be utilized for the development and preparation of a variety of regulatory filings.

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

    .   Quality Assurance.  The Company can provide quality assurance and audit services to its sponsors. These services involve auditing all aspects of the clinical trial process for regulatory compliance with FDA rules, regulations and guidelines. Internal audits of regulatory files are performed regularly, as are internal systems audits.

    .   Medical Writing.  The results of biostatistical analysis of data collected during the trial, together with other clinical data, are included in a final report generated for inclusion in regulatory documents.

    .   Medical Affairs.  Throughout the course of a clinical trial, the Company may provide various medical and research services, including medical monitoring of clinical trials, reporting of serious adverse events, interpretation of clinical trial results, and preparation of clinical study reports.

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

Information Systems

    The Company is committed to continuing its investment in information technology designed to expedite the flow of information to its employees and clients in order to improve the speed and quality of clinical drug development and to manage its internal resources. The Company's operations are managed via an Oracle database platform residing on a Sun Unix server. Oracle based applications encompass all critical aspects of the Company's business, such as patient recruitment and management, clinical trial management, data management, time management and finance. The Company is focusing on the future integration of its Oracle applications in order to move to an Internet driven business-to-business information technology model. The Oracle platform is web-enabled which allows the Company to gather clinical study information through web applications and deliver information to clinical staff and clients through web-enabled, enterprise-wide application tools. The Company introduced its first such product, CorDat@ in June 1999, and is continuing improvements to CorDat@ through future enhancements and version releases. The Company believes that its Internet information strategy helps to differentiate the Company from its competitors.

    The Company's information technology staff is responsible for technology procurement, end-user support, applications development and network management. The Company's information technology systems have been specifically chosen for their ability to meet current and future functionality requirements and scalability to accommodate the future demands of a multi-office, multi-country and multi-currency environment.

Marketing and Business Development

    The marketing strategy of Clinicor consists of differentiating and positioning the Company in the U.S. and European markets, and promoting its CRO services to the pharmaceutical, biotechnology and medical device industries.
The Company seeks to maintain and expand upon its excellent sponsor service reputation amongst its core and loyal client base. A launch strategy was implemented in 1998 and 1999 for the introduction of a new image as well as a new clinical trial management system (CTMS) service offering, CorDat@. Clinicor created a brand identification strategy with the launch of CorDat@, an integrated enterprise-wide software solution. CorDat@ pulls together real-time clinical project management, patient recruitment, clinical data management, budget and financial information through a web-enabled tool. Seasonality strategies are used for advertising media. Service and pricing strategies will be introduced to expand Clinicor's services and to establish various premier service offerings. The primary promotional emphasis will be on media communications through industry journals, magazines, Internet tools and direct mail, with secondary emphasis on trade shows and public relations efforts.

    The marketing strategy emphasizes a sales plan to target accounts to penetrate various markets as well as entrench some niche/specialty areas such as patient recruitment, therapeutic areas of experience and accounts utilizing Oracle Clinical software. Clinicor's strategic objective is to develop new clients and retain its existing clients by providing high quality, comprehensive CRO services and to promote long-term relationships with all of its sponsors.

Clients

    The Company has performed studies for 40 different clients during the past three years, including eight of the 25 largest pharmaceutical companies representing the largest new drug pipelines in the world. All of the Company's foreign-based clients have operations in the United States. The Company's revenues have historically been derived primarily from services performed in the United States.

    The Company derives a significant portion of its revenue from a relatively limited number of projects or clients. Concentrations of business in the CRO industry are typical, and the Company is likely to experience such concentrations in 1999 and future years. In 1999, one client accounted for more than 10% of the Company's total revenue, or 53%. In 1998, four clients each accounted for more than 10% of the Company's total revenue, or 36%, 13%, 12% and 10% respectively. The Company's total revenues for 1999 and 1998 were provided from 24 and 28 separate clients, respectively.

Competition

    The Company primarily competes against other full service CROs, smaller niche CROs, and, to a lesser extent, SMOs and academic centers. Some of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, ability to manage large, complex databases, ability to provide biostatistical analysis and regulatory services, ability to respond rapidly to requests for proposals, ability to recruit investigators, ability to rapidly recruit patients, ability to integrate information technology with systems to improve the efficiency of contract research, financial viability and price. The Company believes that it competes favorably in these areas, except that it does not have a significant international presence necessary to perform large scale European and global trials.

    The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to several large, full-service CROs with global operations. Some of the largest CROs are Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Kendle International, Inc. and ICON plc. The trend toward consolidation in the CRO and pharmaceutical industries has resulted in heightened competition among the larger CROs for clients and acquisition candidates.

Intellectual Property

    The Company has registered CLINICOR(R), and has filed an application to register CorDat@, as service marks with the United States Patent and Trademark Office.

Employees

    At December 31, 1999, the Company had approximately 73 full-time employees.

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

    Operating History; Unprofitability. The Company was organized in September 1992. As of December 31, 1999 the Company had an accumulated deficit of $9,380,377 and had reported net losses since its organization, including net losses of $2,340,535, $1,941,202 and $1,114,421 for the years ended December 31, 1997, 1998 and 1999, respectively. There can be no assurance that the Company will be able to operate profitably in the future. See the discussion in the remainder of this Item 1, below.

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

    Dependence on Certain Industries and Clients. The Company provides services primarily to the pharmaceutical, medical device and biotechnology industries. Accordingly, the Company's service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited, and concentrations of business in the CRO industry are not uncommon.
In fiscal 1999, the Company's top
client accounted for 53% of the Company's revenue. In fiscal 1998, the Company's top four clients accounted for 71% of the Company's revenue. The Company is likely to continue to derive a substantial portion of its revenue from a relatively limited number of major projects or clients. The loss of business from a significant client could have a material adverse effect on the Company. Additionally, the Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical, medical device or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical, medical device and biotechnology companies to outsource the performance and analysis of clinical research projects to independent outside organizations. A reversal or slowing of this trend could have a material adverse effect on the Company. See "Description of Business--Clients."

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

    Dependence on Personnel. The Company relies on a number of key executives, including Robert S. Sammis, its President, James W. Clark, Jr., its Vice President of Finance, Secretary, Treasurer and Chief Financial Officer, Rosina Maar, M.D., its Vice President of Operations and Chief Operating Officer, and Susan Krivacic, its Senior Vice President of Marketing and Business Development. The loss of the services of any of the Company's key executives could have a material adverse effect on the Company. The Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. See "Description of Business--Services." The level of competition among employers for skilled technical and scientific personnel, particularly those with M.D., Ph.D. or equivalent degrees and with significant years of experience in the CRO industry, is high. There can be no assurance the Company will be able to continue to attract and retain sufficient numbers of qualified personnel.

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

    Risks Associated with Future Acquisitions. The Company has not made any acquisitions to date but intends to review acquisition opportunities in 2000. If the Company were to make one or more acquisitions, these acquisitions would involve numerous risks, such as the difficulties and expenses that would be incurred in connection with the acquisition and the subsequent assimilation of the operations and services of the acquired companies and the diversion of management's attention from other business concerns.

    Preferred Stock Provisions. The Company's organizational documents authorize its Board of Directors to issue shares of new series of Preferred Stock without the approval of holders of its Common Stock. The issuance of additional series of Preferred Stock could grant preferential rights with respect to the Company's earnings and assets to the holders of such Preferred Stock and could otherwise adversely affect the rights and powers, including voting rights, of other shareholders. Moreover, the issuance of Preferred Stock could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, other securities of the Company. Accordingly, these Preferred Stock provisions could limit the price that investors would be willing to pay for the Company's Common Stock.


Item 2. Description of Property

    The Company leases approximately 21,634 square feet in Austin, Texas. The Company believes it will not encounter any unusual difficulty obtaining additional leased office space at acceptable terms and rates if required for future expansion. The Company also has a short term lease of office space in Windsor, England.


Item 3. Legal Proceedings

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

                                    PART II


Item 5. Market For Common Equity and Related Shareholder Matters

    The Company's Common Stock has, since March 1995, traded on the Over-the-Counter Bulletin Board ("OTCBB"). Set forth below for the fiscal quarters indicated are the range of high and low bids of the Common Stock on the OTCBB:

                                                1998                                    1999
                                 -------------------------------------  --------------------------------------
                                       High                Low                 High                Low
                                 -----------------  ------------------  ------------------  ------------------
First Quarter                            4-7/8               3-1/8               1-1/2                9/16
Second Quarter                           3-3/8               1-1/4              1-3/16                 5/8
Third Quarter                            1-7/8                9/16                1.01                9/16
Fourth Quarter                          1-7/16                5/16               11/16                 3/8

The foregoing quotations, which were obtained from Prophet Information Services, Inc., reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    As of December 31, 1999, there were 44 shareholders of record of the Company's Common Stock.

    The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock without the consent of the holders of the Company's Preferred Stock.

    The Company has made the following sales of its Common Stock and Preferred Stock during the fiscal year ended December 31, 1999. None of the sales have involved the use of underwriters.

                                                        Amount of
Date of Sale                         Class of          Securities                           Total
or Issuance                         Securities          (Shares)       Purchasers       Consideration
---------------------         ------------------      -------------  ---------------  ------------------
1. June 1999                  Class A Preferred                170   4 entities       dividend
2. December 1999              Class A Preferred                180   4 entities       dividend


    The issuances described in items 1 and 2 above were scheduled dividends on the Company's outstanding shares of Class A Convertible Preferred Stock. The Class A Convertible Preferred Stock terms provide for semi-annual dividends, which are payable in kind at the rate of 8% per annum. The Company does not believe that payment of these dividends constitutes a separate sale and believes that, to the extent the issuance may be deemed to be a sale, it is exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Certificates representing securities issued in payment of the dividends bore restrictive legends. For a description of the terms of the Class A Convertible Preferred Stock, see Note 7 of Notes to Financial Statements.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

    The Company is a fully integrated contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries ("sponsors"). The Company designs, manages and monitors clinical trials in North America and Europe and provides integrated clinical and product development services, including patient recruitment, data management, biostatistical analysis, regulatory affairs, quality assurance and other consultation services for its sponsors. The Company generates substantially all of its revenue from services related to the clinical testing of new pharmaceutical, biotechnology, and medical device products.

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

    The Company's gross revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 24 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $4.0 million at December 31, 1999, as compared to approximately $4.4 million at December 31, 1998. In recent months, the Company has discerned a trend toward new contract authorizations that represent higher average net service revenues to be earned over longer periods of time than in the past. As of February 29, 2000, net service revenue backlog was approximately $6.1 million. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize its entire backlog as service revenue. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize its entire backlog as service revenue.

    Reimbursable costs can include patient stipends, investigator grants, Institutional Review Board fees, laboratory fees, medical supplies, patient recruitment advertising, travel and consulting fees. Reimbursable costs that are paid to the Company directly by the client, and for which the Company does not bear the risk of economic loss, are deducted from gross service revenue in accordance with CRO industry practice.

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

Results of Operations

Year ended December 31, 1999 compared to the year ended December 31, 1998
-------------------------------------------------------------------------

    The following table sets forth, for the periods indicated, certain items included in the Company's audited statements of operations for the years ended December 31, 1999 and 1998, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

------------------------------------------------------------------------------------------------------
                                                            For the year ended December 31,
------------------------------------------------------------------------------------------------------
                                                         1999                        1998
                                                      ------------               ------------
Gross revenue                                         $ 14,780,184               $ 11,553,901
Reimbursable costs                                       7,156,951                  4,235,221
                                                      ------------               ------------
Net service revenue                                      7,623,233   100.0%         7,318,680  100.0%

Operating costs and expenses:
 Direct costs                                            4,857,689    63.7%         5,584,810   76.3%
 Selling, general and administrative                     3,281,877    43.1%         3,255,331   44.4%
 Depreciation and amortization                             450,541     5.9%           435,846    6.0%
                                                      ------------               ------------
Total operating costs and expenses                       8,590,107   112.7%         9,275,987  126.7%
                                                      ------------               ------------
Loss from operations                                      (966,874)  -12.7%        (1,957,307) -26.7%
Net interest income (expense)                             (147,547)   -1.9%            16,105    0.2%
                                                      ------------               ------------
Net loss                                              $ (1,114,421)  -14.6%      $ (1,941,202) -26.5%
                                                      ============               ============

    Net service revenue increased approximately $305,000, or 4%. The increase is primarily attributable to an increase in the volume and size of clinical trials.

    Direct costs decreased approximately $727,000, or 13%. Most of the decrease in direct costs is due to reductions of full-time staff and related overhead.
As a percentage of net service revenues, direct costs were approximately 64% for 1999 and 76% for 1998.

    Selling, general and administrative expenses increased approximately $27,000 or 1%. Selling, general and administrative expenses were approximately 43% of net service revenue for 1999, as compared to 45% for 1998.

    Depreciation and amortization expenses increased approximately $15,000 or 3%. Depreciation expense was approximately 6.0% of net service revenues in both 1999 and 1998.

    Interest income decreased by approximately $80,000 during 1999. Interest expense increased by approximately $100,000. This increase is due to higher interest costs incurred in 1999 related to borrowing on increased levels of accounts receivable.

    The Company recorded no income tax benefit as a result of the net operating losses for the years ended December 31, 1999 and 1998, due to the uncertainty that the loss carry forwards will be utilized.

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

    Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable, net of amounts billed representing unearned revenue. Accounts receivable increased to approximately $3,300,000 at December 31, 1999 from approximately $2,270,000 at December 31, 1998. The increase of approximately $1,000,000 is a result of the timing of payments by sponsors. Deferred or unearned revenue decreased by approximately $165,000 during 1999. Cash collections from clinical study contracts for 1999 totaled approximately $13,682,000 as compared with $11,240,000 for 1998.

    Net cash flow used in operating activities was approximately $736,000 for 1999, as compared to approximately $1,372,000 in 1998. The improvement of approximately $636,000 is primarily the result of a lower net loss in 1999.

    Net cash decreased by approximately $992,000 during 1999. This decrease is primarily due to continued operating losses and the payment of $317,500 in preferred stock dividends on the Class B preferred stock.

    Investing activities are attributable to purchases of property and equipment and were approximately $116,000 in 1999 as compared to approximately $40,000 in
1998.   In addition, the Company utilized operating and capital leases in 1999 to provide approximately $340,600 of property and equipment additions as compared to $636,000 in 1998. During 1999 and 1998, the Company installed an Oracle database and three separate Oracle software applications on a Unix network server to support project management, patient recruitment, data management and accounting departments. The Oracle database and application platforms are expected to improve operational efficiency, customer communication of clinical study data, and support future growth.

    Financing activities consist of net borrowings under the Company's $2.5 million revolving working capital line of credit. At December 31, 1999, there was approximately $950,000 in outstanding borrowings. The line of credit provides a borrowing base primarily determined as a percentage of billed accounts receivable up to a maximum borrowing amount of $2,500,000.

    Pursuant to its Class B preferred stock agreement, the Company paid dividends of $317,500 and accrued $300,000 for suspended dividend payments during the twelve months ended December 31, 1999. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. The Company has missed a total of three quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $450,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more ("Class B Nonpayment Event"), then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. There can be no assurance that future dividend payments will be made.

    Management believes that its existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will be sufficient to fund its operations in 2000, if new business development occurs in accordance with the Company's business plan. Should anticipated growth in contract backlog levels and net service revenue not occur as expected during the remainder of 2000 or should the trend toward new authorizations for contracts to be performed over longer periods of time continue, the Company will be required to seek additional external financing. Such external financing might be in the form of public or private issuances of equity or debt securities or bank financing. In addition, the Company may acquire in the future businesses to expand its contract backlog and to enhance its therapeutic expertise. Any such acquisition would also require additional external financing. There can be no assurance that such financing for either of the purposes described above will be available on terms acceptable to the Company.

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

    The Company has also reviewed and tested its non-IT systems such as fax machines and telephone systems without experiencing any material failures. The Company performed an integrated systems test on August 21, 1999 to assure itself that all IT and non-IT systems will be fully capable of handling the Year 2000 issue. That test was successful and the Company's systems were Year 2000 ready on September 1, 1999. In addition, certain Sponsor companies successfully audited the Company's Year 2000 readiness plan.

    Since January 1, 2000, the Company has not encountered any material Year 2000 issues. The Company has also not experienced any third party supplier or client issues. The Company is alert to potential Year 2000 issues that may arise in the future, but believes that there will be no material impact on operations, liquidity or financial condition.

Information About Forward-Looking Statements

    Certain statements made in Management's Discussion and Analysis of Results of Operations and Financial Condition, including specific statements concerning anticipated growth in contract backlog levels and net service revenues, may constitute "forward-looking" statements within the meaning of the federal securities laws. A variety of factors could cause the Company's actual results and experience to differ materially from results anticipated by management. Among the risks and uncertainties that could affect the Company's operations and performance are matters affecting the timing of clinical trials being conducted by the Company, including possible decisions by sponsors to suspend or alter the timing or scope of clinical trials and those other risks and uncertainties included in the "Risk Factors" discussed in Item 1 above.


Item 7. Financial Statements

Index to Financial Statements:

                                                                           Page
                                                                           ----

    Report of PricewaterhouseCoopers LLP, Independent Accountants           F-1
    Balance Sheet - December 31, 1999 and 1998                              F-2

    Statement of Operations - Years ended December 31, 1999 and 1998        F-3

    Statement of Shareholders' Equity - December 31, 1999 and 1998          F-4

    Statement of Cash Flows - Years ended December 31, 1999 and 1998        F-5

    Notes to Financial Statements                                    F-6 - F-17


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None

                                    PART III

    The Company plans to file with the Securities and Exchange Commission a definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") not later than April 29, 2000, and certain information included therein is incorporated herein by reference.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

    The information regarding the Company's directors and executive officers required by this Item is incorporated by reference to the sections in the Company's Proxy Statement entitled "Election of Directors" and "Management."

    The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than 10% of the Common Stock of the

Company required by this Item is incorporated by reference to the section in the Company's Proxy Statement entitled "Compliance Under Section 16(a) of the Securities Exchange Act of 1934."


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

    None


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

        10(n) Employment Agreement effective June 1, 1997 between the registrant and James W. Clark, Jr. (incorporated herein by reference to Exhibit 10(a) to the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on November 14, 1997)

        10(o) Loan and Security Agreement effective December 19, 1997 between the registrant and NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division (incorporated herein by reference to Exhibit 10(o) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        10(p) Employment Agreement effective March 17, 1998 between the registrant and Susan Krivacic (incorporated herein by reference to Exhibit 10(o) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        10(q) Amended and Restated 1995 Director, Employee and Consultant Stock
              Option Plan (incorporated herein by reference to Exhibit 10(q) filed with the registrant's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 1998)

        10(r) Employment Agreement effective February 16, 1999 between the registrant and Rosina Maar, M.D. (incorporated herein by reference to Exhibit 10(r) filed with the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 1999)

        10(s) Letter Agreement dated July 29, 1999 by and between the Company and Finova Mezzanine Capital, Inc. (incorporated herein by reference to Exhibit 10(s) filed with the registrant's Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 13, 1999)

        11    Not applicable

        13    Not applicable

        16 Letter on Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 filed with the Registration Statement on Form 10-SB, as amended, declared effective January 13, 1997)

        18    Not applicable

        21    Not applicable

        22    Not applicable

        23    Not applicable

        24    Not applicable

        27    Financial Data Schedule

        99    Not applicable


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CLINICOR, INC.


Date   March 29, 2000              By /s/ Robert S. Sammis
                                      -----------------------------------------
                                      Robert S. Sammis
                                      President, Principal Executive Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                               Title                          Date
           ---------                               -----                          ----


  /s/ Robert S. Sammis                  President, Principal Executive         March 29, 2000
------------------------------------           Officer, Director
  (Robert S. Sammis)


  /s/ James W. Clark, Jr.                 Vice President of Finance,           March 29, 2000
------------------------------------     Principal Financial Officer,
  (James W. Clark, Jr.)                 Secretary, Treasurer, Director



  /s/ Rosina Maar, M.D.                  Vice President of Operations,         March 29, 2000
------------------------------------               Director
  (Rosina Maar, M.D..)


  /s/ Joel D. Liffmann                             Director                    March 29, 2000
------------------------------------
  (Joel D. Liffmann)


  /s/ Zola P. Horovitz, M.D.                       Director                    March 29, 2000
------------------------------------
  (Zola P. Horovitz, Ph.D.)

                       Report of Independent Accountants


To the Board of Directors and
Stockholders of Clinicor, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 25, 2000

Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------


                                                   December 31,    December 31,
                                                      1999            1998
                                                   ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                        $    673,370    $  1,665,672
  Accounts receivable, net                            3,306,653       2,272,376
  Prepaid and other current assets                      350,037         352,337
                                                   ------------    ------------
     Total current assets                             4,330,060       4,290,385

Property and equipment, net                           1,083,927       1,097,441
Other assets, net                                         8,013           1,717
                                                   ------------    ------------
Total assets                                       $  5,422,000    $  5,389,543
                                                   ============    ============

Liabilities and shareholders' equity

Current liabilities:
  Current portion of obligations under
   capital leases                                  $    453,259    $    307,796
  Accounts payable and accrued liabilities            2,422,548       1,313,911
  Dividends payable                                     400,778         100,725
  Line of credit                                        948,586         416,624
  Deferred revenue                                      825,061         989,540
                                                   ------------    ------------
     Total current liabilities                        5,050,232       3,128,596

Obligations under capital leases,
 less current portion                                   144,975         324,376
                                                   ------------    ------------

     Total liabilities                                5,195,207       3,452,972

Shareholders' equity:
  Class A convertible preferred stock, no par
   value, 5,181 shares authorized 4,603 and
   4,253 shares issued and outstanding,
   respectively, at liquidation value                 4,603,000       4,253,000
  Class B convertible preferred stock, no par
   value, 50,000 shares authorized, issued
   and outstanding, at liquidation value              5,000,000       5,000,000
  Common stock, $0.001 par value, 75,000,000
   shares authorized, 4,169,734 and 4,169,734
   shares issued and outstanding, respectively            4,170           4,170
  Additional paid-in capital                                 -          718,683
  Deferred compensation                                      -          (22,196)
  Accumulated deficit                                (9,380,377)     (8,017,086)
                                                   ------------    ------------
     Total shareholders' equity                         226,793       1,936,571
                                                   ------------    ------------
Total liabilities and shareholders' equity         $  5,422,000    $  5,390,543
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
--------------------------------------------------------------------------------


                                                     Years Ended December 31,
                                                   ----------------------------
                                                      1999            1998
                                                   ------------    ------------

Service revenue:
  Gross revenue                                    $ 14,780,184    $ 11,553,901
  Reimbursable costs                                  7,156,951       4,235,221
                                                   ------------    ------------
  Net service revenue                                 7,623,233       7,318,680

Operating costs and expenses:
  Direct costs                                        4,857,689       5,584,810
  Selling, general and administrative                 3,281,877       3,255,331
  Depreciation and amortization                         450,541         435,846
                                                   ------------    ------------

     Total operating costs and expenses               8,590,107       9,275,987
                                                   ------------    ------------

Loss from operations                                   (966,874)     (1,957,307)

Other income and expenses:
  Interest income                                        64,154         144,619
  Interest expense                                     (228,147)       (128,514)
  Other, net                                             16,446              -
                                                   ------------    ------------

     Other income (expense)                            (147,547)         16,105
                                                   ------------    ------------

Net loss                                           $ (1,114,421)   $ (1,941,202)
                                                   ============    ============

Net loss                                           $ (1,114,421)   $ (1,941,202)
Preferred stock dividends and
 conversion discount                                   (967,553)       (923,437)
                                                   ------------    ------------

Net loss applicable to common stock                $ (2,081,974)   $ (2,864,639)
                                                   ------------    ------------

Basic/diluted earnings (loss) per share            $      (0.50)   $      (0.69)
                                                   ============    ============

Weighted average common shares
 outstanding                                          4,169,734       4,150,761
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Shareholders' Equity
--------------------------------------------------------------------------------


                                  Class A      Class B                        Additional
                                Convertible  Convertible   Common    Stock      Paid-in     Deferred    Accumulated
                                 Preferred    Preferred    Shares    Amount     Capital   Compensation    Deficit         Total
                                ----------   ----------  ---------   ------   ----------    --------    -----------    -----------

Balance at December 31, 1997    $3,931,000   $5,000,000  4,086,400   $4,086   $1,875,536    $(66,892)   $(6,075,884)   $ 4,666,846

Common stock issued                      -            -     83,334       84       41,584           -              -         41,668
Amortization of deferred
 compensation                            -            -          -        -            -      22,196              -         22,196
Net loss                                 -            -          -        -            -           -     (1,941,202)    (1,941,202)
Cash dividends on preferred
 stock                                   -            -          -        -     (600,000)          -              -       (600,000)
Stock dividends on preferred
 stock                             323,000            -          -        -     (323,437)          -              -           (437)
Stock option compensation
 adjustment (see note 7)                 -            -          -        -     (275,000)     22,500              -       (252,500)
                                ----------   ----------  ---------   ------   ----------    --------    -----------    -----------
Balance at December 31, 1998    $4,253,000   $5,000,000  4,169,734   $4,170   $  718,683    $(22,196)   $(8,017,086)   $ 1,936,571
                                ==========   ==========  =========   ======   ==========    ========    ===========    ===========

Common stock issued                      -            -          -        -            -           -              -               0
Amortization of deferred
 compensation                            -            -          -        -            -      22,196              -          22,196
Net loss                                 -            -          -        -            -           -     (1,114,421)     (1,114,421)
Cash dividends on preferred
 stock                                   -            -          -        -     (317,500)          -              -       (317,500)
Stock dividends on preferred
 stock                             350,000            -          -        -     (350,053)          -              -            (53)
Accrued dividends on preferred
 stock                                   -            -          -        -      (51,130)          -       (248,870)      (300,000)
                                ----------   ----------  ---------   ------   ----------    --------    -----------    -----------
Balance at December 31, 1999    $4,603,000   $5,000,000  4,169,734   $4,170   $       (0)   $      0    $(9,380,377)   $   226,793
                                ==========   ==========  =========   ======   ==========    ========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Cash Flows
--------------------------------------------------------------------------------


                                                     Years Ended December 31,
                                                   ----------------------------
                                                      1999            1998
                                                   ------------    ------------

Operating activities:

  Net loss                                         $ (1,114,421)   $ (1,941,202)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      450,541         435,846
     Stock option compensation (benefit) expense         22,196        (230,309)
     Net changes in assets and liabilities:
        Accounts receivable                          (1,034,277)        200,553
        Prepaid expenses and other assets                (3,996)        (96,558)
        Accounts payable and accrued liabilities      1,108,637         322,909
        Deferred revenue                               (164,479)        (63,610)
                                                   ------------    ------------
Net cash used in operating activities                  (735,799)     (1,372,371)
                                                   ------------    ------------

Investing activities:
  Purchases of property and equipment                  (115,977)        (39,592)
                                                   ------------    ------------

Financing activities:
  Payments on capital leases                           (354,988)        (74,172)
  Net proceeds from issuing common stock                      -          41,668
  Preferred dividends paid                             (317,500)       (561,667)
  Net borrowing under line of credit                    531,962         416,624
                                                   ------------    ------------
Net used in financing activities                       (140,526)       (177,547)
                                                   ------------    ------------
Net decrease in cash and cash equivalents              (992,302)     (1,589,510)
Cash and cash equivalents at beginning of year        1,665,672       3,255,182
                                                   ------------    ------------
Cash and cash equivalents at end of year           $    673,370    $  1,665,672
                                                   ============    ============

Supplemental cash flow disclosures:

  Interest paid                                    $    228,147    $    128,514
                                                   ============    ============

  Non-cash financing activities:
     Stock dividends on preferred stock            $    350,000    $    323,000
                                                   ============    ============
     Preferred stock dividends accrued             $    300,000    $          -
                                                   ============    ============
     Capital lease obligations                     $    321,050    $    592,240
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note l - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

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

Concentration of Credit Risk

Financial investments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and cash equivalents and trade accounts receivable.

Excess cash is invested in high quality, short-term liquid money instruments issued by highly-rated financial institutions. The majority of the Company's customer base consists of large pharmaceutical and biotechnology companies. Although the Company is directly affected by the well being of the pharmaceutical industry, management does not believe significant credit risks existed at December 31, 1999.

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

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2  Accounts Receivable
---------------------------


Accounts receivable consisted of the following at December 31:

                                     1999         1998
                                     ----         ----

            Billed                $2,255,332    $1,276,671

            Unbilled               1,071,321     1,015,705

            Allowance for
            doubtful accounts        (20,000)      (20,000)
                                  ----------    ----------
                                  $3,306,653    $2,272,376
                                  ==========    ==========

Note 3  Property and Equipment
------------------------------

Property and equipment consisted of the following at December 31:

                                      1999         1998
                                      ----         ----

            Computer systems       $1,091,459   $1,017,481

            Leasehold improvements    421,596      421,596

            Office equipment          391,383      436,053

            Medical equipment          28,261       28,261
                                   ----------   ----------
                                    1,932,699    1,903,391
            Less accumulated
            depreciation and
            amortization              848,772      805,950
                                   ----------   ----------
                                   $1,083,927   $1,097,441
                                   ==========   ==========

Depreciation expense was $450,541 and $435,846 for the years ended December 31, 1999 and 1998, respectively.

Included in the December 31, 1999 and 1998 balances of equipment are $894,650 and $627,500, respectively, of assets acquired under capital leases. Accumulated depreciation of these assets was $209,600 and $115,500 at December 31, 1999 and 1998, respectively, and depreciation expense was $141,200 and $46,500 respectively, for the years ended December 31, 1999 and 1998.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4  Accounts Payable and Accrued Liabilities
------------------------------------------------

Accounts payable and accrued liabilities consisted of the following at December 31:

                                         1999        1998
                                         ----        ----

          Accounts payable trade     $  653,850   $1,111,371
          Accrued investigators       1,572,235       77,872
          Accrued other                 196,463      124,668
                                     ----------   ----------
                                     $2,422,548   $1,313,911
                                     ==========   ==========

Note 5  Line of Credit
----------------------

The Company has a $2.5 million secured revolving credit facility with a national banking institution which expires on December 19, 2001. Availability under the line of credit is primarily based upon 85% of billed accounts receivable, less current borrowings, and remaining availability approximated $1,551,400 at December 31, 1999. The line of credit is repaid with the proceeds from collections of accounts receivable; therefore, the line of credit is classified as a current liability. The interest rate at December 31, 1999 on this credit facility was 10.75%. Interest expense for this credit facility was $166,400 and $110,300 for the years ended December 31, 1999 and 1998, respectively.

Note 6  Commitments and Contingencies
-------------------------------------

The Company leases office space, computers and other equipment under non-cancelable operating and capital lease agreements. These leases have expiration dates ranging from 2000 through 2002. Rent expense under operating leases totaled $425,100 and $439,500 for the years ended December 31, 1999 and 1998, respectively.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Future minimum lease payments under all leases as of December 31, 1999 are as follows:

                                      Capital     Operating
                                      Leases        Leases
                                      -------     ---------

               2000                  $ 499,297    $  558,911

               2001                    147,154       446,722

               2002                      7,880            --

               2003 and thereafter          --            --
                                     ---------    ----------
       Total minimum lease payment   $ 654,331    $1,005,633
                                                  ==========

       Less amounts representing
        interest                       (56,097)
                                     ---------
       Present value of net minimum
        lease payments                 598,234

       Less current portion of
        capital lease obligations     (453,259)
                                     ---------
       Obligations under capital
        leases                       $ 144,975
                                     =========

Note 7  Capital Stock
---------------------

Class A Preferred Stock

On July 15, 1996, the Company issued to Oracle Partners, L.P. and certain affiliates 3,500 shares of convertible Class A preferred stock, no par value (the "Class A Preferred Stock"), for total consideration of $3,500,000, which provided the Company net proceeds of $3,180,177 after deducting offering costs of $319,823. Included in these offering costs was $125,000 of expense to cancel certain preemptive rights held by three shareholders. The Class A Preferred Stock carries a liquidation preference of $1,000 per share. The Class A Preferred Stock provides for annual cumulative dividends, which for a five-year period following issuance are payable in kind and which accrue at the rate of 8% per annum. On the fifth anniversary of the date of issuance, the dividend rate increases to 10% per annum, and the rate thereafter increases by an additional 2% on each successive anniversary date. Dividends accruing after the fifth anniversary date are payable in cash. Through 1999, the Company issued Class A Preferred Stock dividends of 1,103 shares.

The Class A Preferred Stock is redeemable at the option of the Company at any time after July 15, 1998; there is no mandatory redemption. The Class A Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the liquidation preference of the Class A Preferred Stock being converted, divided by a "conversion value", which is initially $1.50 and which is subject to adjustment if certain events occur. No such events had occurred as of December 31, 1999.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

During 1999, the Company paid approximately $317,500 and accrued $300,000 in dividends to Class B Preferred stockholders. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. The Company has missed a total of three quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $450,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more ("Class B Nonpayment Event"), then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. There can be no assurance that future dividend payments will be made.

Stock Option Plan

In December 1994, the Company and the shareholders approved the 1995 Directors, Employees and Consultants Stock Option Plan (the "Option Plan"), which provides for the grant of both incentive and non-qualified stock options to directors, employees and certain other persons affiliated with the Company. The stock options granted under the Option Plan are generally granted at the fair value of the common stock on the date of the grant. The terms of each option (including duration of the options, which is typically 5 to 10 years, and provisions as to vesting) are determined by the Board of Directors at the time of grant and are set forth in an option agreement between the Company and the optionee. At December 31, 1999 and 1998, the Company had reserved 2,000,000 shares of common stock under the Option Plan.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and has elected to continue to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for option grants made at fair value and containing fixed vesting terms. The Company has recorded deferred compensation equal to the fair value of fixed option grants made to individuals other than employees and directors and fixed option grants to employees made below fair value, as well as performance based stock option grants. Amortization of deferred compensation, which is being charged against income over the vesting period of the options, totaled $22,196 and $22,196 in 1999 and 1998, respectively.

During 1998, the Company reversed previously recognized compensation expense of $252,000 resulting from employees' forfeiture of unvested stock options.

Of the 1,569,220 options outstanding at December 31, 1999, 100,000 have performance based vesting provisions which allow these options to vest anytime after January 1, 2000, if for any previous twelve-month period the Company achieves revenues of $18 million or pre-tax earnings of $3 million. In early 1997, the vesting provisions of these options were modified such that all options not previously vested will vest on February 27, 2000.

Had compensation cost of all stock option grants been determined based on their fair value at the grant date consistent with the method prescribed by SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:

                                    For the Year Ended  For the Year Ended
                                    December 31, 1999   December 31, 1998
                                    ------------------  ------------------

Net loss applicable   As reported     $(2,081,974)        $(2,864,639)
to common stock       Pro forma       $(2,496,140)        $(3,939,392)

Net loss applicable
to common stock       As reported     $     (0.50)        $     (0.69)
per share             Pro forma       $     (0.60)        $     (0.95)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; dividend yield of zero for both years; expected volatility of 50% and 70%; risk-free interest rate of 5.5% and 5.75%; and respective estimated lives of 5 years.

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

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

The following table summarizes the status of option grants outstanding at December 31:

                                       1999                1998
                                ------------------   -----------------
                                          Weighted            Weighted
                                          Average             Average
                                          Exercise            Exercise
                                  Shares   Price      Shares   Price
                                --------- --------  --------- --------
Outstanding, beginning of year  1,079,620   $2.43   1,188,220   $3.25

Granted                           619,500   $1.28     288,500   $2.69

Exercised                              (-)  $   -     (83,334)  $ .50

Canceled                         (129,900)  $2.55    (313,766)  $2.32
                                ---------           ---------
Outstanding, end of year        1,569,220   $1.97   1,079,620   $2.43
                                ---------           ---------
Options exercisable at
year end                          622,620   $1.99     422,620   $1.93

Weighted-average fair value of
options granted during year          $.50               $1.24


The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding     Options Exercisable
                    ----------------------------------------------------------
                              Weighted-
                               Average
                              Remaining
Range of                     Contractual   Weighted-              Weighted-
Exercise Prices     Number      Life     Average Price  Number   Average Price
                    ----------------------------------------------------------
                              (Years)

$1.00 to $1.25      455,000    4.99         $1.10       175,000     $1.07

$1.25 to $2.00      400,220    4.47         $1.46       164,720     $1.40

$2.75               686,500    4.91         $2.75       255,400     $2.75

$4.00 to 4.25        27,500    2.40         $4.16        27,500     $4.16
                  ---------                             -------
                  1,569,220                             622,620
                  =========                             =======

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 8  Income Taxes
--------------------

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to the Company's net losses and the expense (benefit) recognized is as follows:

                                                          For the Year           For the Year
                                                            Ended                  Ended
                                                          December 31,           December 31,
                                                            1999                   1998
                                                         -------------           -------------
Benefit derived by applying the Federal statutory
 income rate to net losses before income taxes           $(378,903)              $(660,009)

Permanent differences and other                             18,891                 106,813
Change in valuation allowance                              360,012                 766,822
                                                         ---------               ---------
    Income tax expense (benefit)                         $       -               $       -
                                                         =========               =========


The components of the net deferred tax asset are:

                                                         For the Year            For the Year
                                                           Ended                   Ended
                                                         December 31,            December 31,
                                                           1999                    1998
                                                         ------------            ------------
Deferred tax assets:
   Net operating loss carryforwards                      $ 2,678,598             $ 2,280,140
   Fixed Assets                                               26,257                  35,463
   Accrued Wages                                                   -                  29,750
   Other                                                      19,766                  19,256

 Valuation allowance                                      (2,724,621)             (2,364,609)
                                                         -----------             -----------
 Net deferred tax asset (liability)                      $         -             $         -
                                                         ===========             ===========


The Company's net operating loss carryforward totaling $7,878,228 at December 31, 1999 expires in varying amounts through 2019. Under section 382 of the Internal Revenue Code, changes in ownership exceeding certain levels can result in an annual limitation on losses and tax credit carryforwards. Such limitation may limit the Company's ability to fully utilize its carryforwards prior to expiration.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------


Note 9  Earnings per Share
--------------------------

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

The following is a reconciliation of the basic per share computations:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                       1999            1998
                                                 -------------------------------

Loss from continuing operations                    $(1,114,421)    $(1,941,202)


Less-Preferred stock dividends-Class A Preferred      (350,053)       (323,437)

     Preferred stock dividends-Class B Preferred      (317,500)       (600,000)

     Accrued stock dividends on Class B Preferred     (300,000)
                                                   -----------     -----------
Loss applicable to common shareholders             $(2,081,974)    $(2,864,639)
                                                   ===========     ===========
Shares used in computing basic earnings per
   share                                             4,169,734       4,150,761

Loss per share
   Basic/Diluted                                   $     (0.50)    $     (0.69)
                                                   ===========   ===========

At December 31, 1999, potentially dilutive securities, which are excluded from the EPS computation as they would have an anti-dilutive effect, consisted of stock options convertible into 1,569,220 shares of common stock; Series A convertible preferred stock convertible into 3,068,667 shares of common stock; Series B convertible preferred stock convertible into 1,818,182 shares of common stock; and warrants convertible into 489,411 shares of common stock.

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

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

During the years ended December 31, 1999 and 1998, the Company's international revenues were primarily attributable to one client. Following are the Company's international sales by geographic area (in thousands):

                              For the Year Ended
                                  December 31,
                          ---------------------------
                               1999          1998
                          ------------   ------------
Net Service Revenues:
United States             $7,017   92%   $6,601   90%
United Kingdom               606    8%      718   10%
                          ------         ------
                          $7,623  100%   $7,319  100%
                          ======         ======

The Company has had up to four clients who each accounted for more than 10% of the Company's revenues in a given year as follows:

                            1999          1998
                            ------------------
       Client A             53.1%         35.9%
       Client B              4.2%         12.8%
       Client C              8.0%         12.3%
       Client D                -%         10.0%

Additionally, at December 31, 1999 and 1998, certain clients had accounts receivable and unbilled revenue balances with the Company which represented the following amounts of total net accounts receivable and unbilled revenues:

                            1999          1998
                            ------------------
       Client A             76.0%         33.0%
       Client B                -%         25.0%

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Note 11- Employee Benefit Plans
-------------------------------

Employee 401(K) Plan

The Company's 401(k) Savings and Retirement Plan, effective January 1, 1996, is a defined contribution retirement plan as described in Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is intended to be qualified under Section 401 (a) of the Code. All full time employees of the Company are eligible to participate in the 401(k) Plan after approximately 90 days of employment. The 401(k) Plan provides that each participant make elective contributions up to 15% of his or her compensation, subject to statutory limits. The Company amended its plan, effective May 1, 1998, to provide for employee matching contributions of 20% of the first 5% of participating employee contributions. The Company made matching contributions of $25,440 and $19,900 for 1999 and 1998, respectively.

Employee Stock Purchase Plan

In November 1998, the Company established an employee stock purchase plan. The employees may make elective payroll deductions for the purchase of the Company's stock. The Company disburses these payroll deductions once per month to a brokerage firm, which purchases the Company stock in the stock market. The Company pays all brokerage commissions which totalled $1,049 for 1999 and $29 for 1998, respectively.