Form 10KSB/A
period 1999-12-31
CLINICOR INC
filed 2000-04-27
CIK 941818

================================================================================


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                 FORM 10-KSB/A
 (Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                  For the fiscal year ended December 31, 1999
 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                          Commission File No. 0-21721
                             --------------------
                                CLINICOR, INC.
                (Name of Small Business Issuer in Its Charter)

               Nevada                                  88-0309093
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

1717 West Sixth Street, Suite 400, Austin, Texas            78703
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

  As of March 22, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported on the Over-the-Counter Bulletin Board was $2,385,353.

  As of March 22, 2000, 4,169,734 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 None

  Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                 ---    ---

================================================================================

    This Amendment is filed to provide the information required by Items 9, 10 and 11 of Part III of Form 10-KSB. The Amendment sets forth the complete text of each item as amended.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

    The following table sets forth the name, age and position of each director and executive officer of the Company. The table also sets forth the first year such person became either a director or executive officer of the Company.

                                                              First Year Elected
      Name               Age      Position with Company      Officer or Director
      ----               ---      ---------------------      -------------------

Robert S. Sammis          47    President, Director                  1992

James W. Clark, Jr.       47    Vice President of Finance, Chief     1997
                                Financial Officer, Treasurer,
                                Secretary, Director

Rosina Maar, M.D.         37    Vice President of Operations,        1999
                                Chief Operating Officer,
                                Director

Susan Krivacic            41    Senior Vice President of             1998
                                Marketing and Business
                                Development

Zola P. Horovitz, Ph.D.   65    Director                             1996

Joel D. Liffmann          39    Director                             1998

    Robert S. Sammis has been the Company's President since June 1997. Prior to June 1997, Mr. Sammis had served as the Company's Executive Vice President and Chief Operating Officer since the Company's inception. He is also a director, a position which he has held since the Company's inception. From March 1991 until September 1992, Mr. Sammis served as Director of Barton Research, Inc., and from August 1991 until September 1992, he served as Barton's Executive Vice President and Chief Operating Officer. From 1986 until August 1992, Mr. Sammis was engaged as a practicing CPA specializing in business consultation. Mr. Sammis spent five (5) years with Arthur Andersen & Co. where he was an audit manager in the firm's health care practice. Mr. Sammis holds an MBA degree from the University of Texas.

    James W. Clark, Jr. joined the Company as Vice President of Finance, Chief Financial Officer, Treasurer, Secretary and a director in May 1997. From February 1989 until April 1997, Mr. Clark was Vice President of Finance, Treasurer and Chief Financial Officer of Bay Resources, a Florida based computer leasing and consulting firm. Mr. Clark had previously worked as a management consultant providing merchant banking services and initiating venture capital investments on behalf of medium-sized

Florida companies. Mr. Clark holds a Bachelor of Arts degree from Butler University and is a Certified Public Accountant.

    Rosina Maar, M.D., Chief Operating Officer, joined the Company in February 1999. Dr. Maar was employed by Quintiles, Inc. and Quintiles Transnational Corporation from 1993 through February 1999. She served in various positions as Worldwide Program Director, Director of Medical Services, Vice President of Clinical Operations, and Senior Vice President, Strategic Planning and Business Implementation. Prior to joining Quintiles, Dr. Maar was the Corporate Medical Director of Cellcor, a biotechnology company that specialized in immunotherapy for the treatment of cancers. She is Board-certified in Internal Medicine, and completed her residency at Emory University School of Medicine. She obtained her M.D. from the Morehouse School of Medicine, and holds a Bachelor of Science degree in Health Systems Industrial Engineering from the Georgia Institute of Technology, where she graduated with honors.

    Susan Krivacic, Senior Vice President, Marketing and Business Development, joined the Company in March 1998. From 1996 through January 1998, Ms. Krivacic was employed by Quintiles, Inc., a division of Quintiles Transnational Corporation, where she served first as Director, Business Development and later as Executive Director, Business Development Oncology Therapeutics. At Quintiles, Ms. Krivacic implemented a marketing and business development strategy for that entity's oncology therapeutics unit. Previously, from 1992 to 1996, Ms. Krivacic was employed by Pharmaco International, Inc. and various predecessor companies, including Applied Biosciences International, the parent company of Pharmaco Dynamics, Inc. Among other positions, Ms. Krivacic served, from 1994 to 1995, as Director, Clinical Development Account Services for Pharmaco International and as Associate Director, Business Development for the toxicology division of Pharmaco LSR, Inc. Ms. Krivacic is a former Fulbright Scholar. She received her Masters degree in Public Affairs in 1983 from the Lyndon Baines Johnson School of Public Affairs, Austin, Texas. She received her Bachelor of Arts degree from the University of Texas, where she graduated with Honors in 1981.

    Zola P. Horovitz, Ph.D. joined the Company as a director in November 1996. Dr. Horovitz worked for the Bristol-Myers Squibb Corporation and one of its predecessor entities, The Squibb Institute for Medical Research, for thirty-five
(35) years until his retirement in 1994. Since his retirement, Dr. Horovitz has served as a consultant to the biotechnology and pharmaceutical industries. Dr. Horovitz received an M.S. in Pharmacology in 1958 and his Ph.D. in Pharmacology in 1960, both from the University of Pittsburgh. Dr. Horovitz serves as a director of Diacrin Inc., Biocryst Pharmaceuticals Inc., Synaptic Pharmaceutical Corp., Magainin Pharmaceuticals, Inc., AVIGEN Inc. and Shire Pharmaceuticals Co., Heavenly Door.com and several privately-held companies.

    Joel D. Liffmann joined the Company as a director in November 1998. Since September 1996, Mr. Liffmann has been a partner at Oracle Partners, L.P., a private investment firm specializing in public securities investing and merchant banking in health care, bioscience and related industries. From January 1993 to April 1996, Mr. Liffmann was the Senior Vice President of Business Development at Merck-Medco, Inc. From March 1990 to December 1992, Mr. Liffmann served as Vice President/Business Development at Medco Containment Services. From August 1987 to February 1990, Mr. Liffmann served as Vice President of Corporate Finance and from August 1982 to July 1987 as Vice President of Equity Research at Drexel Burnham Lambert. Mr. Liffmann holds a degree from Boston University. Mr. Liffmann serves as a director of Halsey Drug Co., Inc. and several privately-held companies.

Section 16(a) Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such forms received by it, the Company believes that all of its officers, directors and greater-than-10% shareholders have complied with their Section 16(a) filing requirements in 1999, except that
(i) the O'Donnell Family Limited Partnership and controlling parties failed to file a Form 4 relating to the sale by the partnership of 41,697 shares of Common Stock in May 1999 and (ii) Oracle Partners, a member of the Oracle Group (as hereinafter defined), and controlling parties did not timely file a Form 4 or Form 5 relating to the purchase of 6,000 shares of Common Stock in August 1999.


Item 10.  Executive Compensation

Summary Compensation Table

    The following table sets forth certain information regarding compensation for the years ended December 31, 1997, 1998 and 1999, earned by or paid to (i) Robert Sammis, the Chief Executive Officer, and (ii) the other persons who were executive officers of the Company at December 31, 1999 and whose total salary and bonus exceeded $100,000 individually during the year ended December 31, 1999 (collectively, the "Named Executive Officers").




                                               Annual Compensation               Long Term Compensation
                                              --------------------          --------------------------------
                                                                                Awards           Payouts
                                                                            --------------   ---------------
                                                                              Securities
                                                          Other Annual        Underlying         All Other
                                              Salary      Compensation          Options        Compensation
Name and Principal Position        Year        ($)             ($)                (#)               ($)
---------------------------      ---------  ----------  -----------------  -----------------  --------------


Robert S. Sammis...............       1999    144,375         1.220(1)                 0           1,444(6)
  Chief Executive Officer             1998    135,000         1,350(1)                 0             954(6)
                                      1997    135,000         2,235(1)                 0               0

James W. Clark, Jr.............       1999    129,375         2,070(1)            20,000           1,294(6)
  Vice President of Finance,          1998    120,000        22,000(2)           300,000(3)          860(6)
   Chief Financial Officer            1997     80,693        25,000(2)           300,000(3)            0
   and Treasurer

Rosina Maar, M.D...............       1999    196,875        35,000(4)           300,000           1,969(6)
  Vice President of Operations
   and Chief Operating Officer

Susan Krivacic.................       1999    145,000           500(4)            70,000           1,450(6)
  Senior Vice President of            1998     86,668             0              150,000(5)          917(6)
   Marketing and Business
   Development

____________________________

(1) The Company paid insurance premiums in the designated amounts on term life insurance policies on the lives of Mr. Sammis and Mr. Clark.
(2) Mr. Clark received a nonaccountable relocation allowance in the amounts shown.
(3) The table treats the "reset" of option exercise prices as grants of new options. The indicated options were originally granted in 1997 to Mr. Clark at an exercise price of $4.675 per share. The exercise price was adjusted to $2.75 in 1998. The total number of securities underlying options granted during 1997 and 1998 to Mr. Clark was 300,000.
(4) The Company paid bonuses in the indicated amounts to Dr. Maar and Ms. Krivacic. In addition to the items shown on the table, Dr. Maar, who maintains her principal residence outside of Austin, receives housing and automobile allowances and other reimbursement to cover expenses incurred while in Austin.
(5) An option to purchase the indicated number of securities at an exercise price of $3.125 per share was granted to Ms. Krivacic in March 1998. The exercise price was reset at $2.75 in May 1998.
(6) The indicated amounts represent matching contributions, both vested and unvested, to the Company's 401(k) Plan.

Option Grants in Last Fiscal Year

    The following table sets forth information concerning individual grants of stock options made during 1999 to each of the Named Executive Officers:

                                 OPTION GRANTS IN 1999


                                                   Percent of Total
                            Number of Securities   Options Granted
                            Underlying Options     to Employees in      Exercise         Expiration
         Name               Granted(1)              Fiscal Year(1)      Price            Date
----------------------      --------------------    -----------------   --------         ----------
Robert S. Sammis...........              0                N/A              N/A            N/A

James W. Clark, Jr.........            20,000              3%             $1.50           March 2006

Rosina Maar, M.D...........           300,000             49%             $1.125          February 2006

Susan Krivacic                         20,000              3%             $1.50           March 2006

____________________________

(1) The table treats the reset of option exercise prices as the grant of new options.


Options Exercised and Fiscal Year-End Values

     The following table sets forth information concerning each exercise of stock options by the Named Executive Officers during fiscal 1999 and the aggregate number and value of unexercised options held by the Named Executive Officers at December 31, 1999.

                           Shares                           Number of Securities           Value of Unexercised
                        Acquired on         Value      Underlying Unexercised Options    In-The-Money Options At
                          Exercise        Realized        At Fiscal Year-End (#)            Fiscal Year-End ($)(1)
                        ------------     ----------     -----------------------------    --------------------------
                             (#)            ($)         Exercisable     Unexercisable    Exercisable  Unexercisable
                                                        -----------     -------------    -----------  -------------

Robert S. Sammis.......       0               0           50,000           100,000          0              0

James W. Clark, Jr.....       0               0          124,000           196,000          0              0

Rosina Maar, M.D.......       0               0           60,000           240,000          0              0


Susan Krivacic.........       0               0           44,000           176,000          0              0

____________________________

(1) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of the Company's common stock at December 31, 1999 ($.41, which was the closing price of the Common Stock on the Over-the-Counter Bulletin Board at year end).


Director Compensation

     The Company reimburses directors for expenses incurred, if any, in attending meetings of the Board of Directors. The Company does not pay director fees to directors for their service on the Board. During 1997, the Board adopted an informal option policy, pursuant to which directors are to receive annual option grants of 5,000 shares each at then current market values. Pursuant to this policy, the Board made the following option grants during 1999:

                                 OPTION GRANTS IN 1999




                                Number of Securities
                                Underlying Options
        Name                    Granted                  Exercise Price       Expiration Date
-------------------------       ----------------------   ----------------     --------------

Zola P. Horovitz, Ph.D........           5.000                 $1.50            May 2004

Joel D. Liffmann..............           2,500                 $1.50            May 2004

Joseph L. Dowling.............           2,500                 $1.50            May 2004

Craig Macnab..................           5,000                 $1.50            May 2004


Also during 1999, the Board paid $18,000 to Zola Horovitz in respect of consulting services rendered.


Employment Agreements

     During 1996 Messrs. Thomas P. O'Donnell and Robert S. Sammis each became parties to five-year employment contracts with the Company, pursuant to which they became entitled to minimum base compensation of $150,000 and $135,000 per year, respectively. The Company had the right to terminate either such agreement with or without cause; provided, however, if employment was terminated without cause, then the executive in question was entitled to receive a severance payment equal to two (2) times the compensation received from the Company in the twelve (12) months prior to the date of termination. If employment was terminated either voluntarily by the executive or by the Company for cause, then no severance was payable; provided, however, that if the executive terminated his employment following a material reduction in his level of responsibility, then such termination was deemed to be termination without cause by the Company, and the executive was entitled to the severance payment described above.

     Effective February 28, 1998, Mr. O'Donnell and the Company entered into a Confidential Agreement and Release, pursuant to which Mr. O'Donnell's employment with the Company terminated. Pursuant to the Confidential Agreement and Release, the Company is obligated to make total payments of approximately $300,000 to Mr. O'Donnell over the course of a two-year period ending in February 2000. In the Confidential Agreement and Release, Mr. O'Donnell reaffirmed that he is bound by a noncompetition covenant and certain other obligations through February 2000.

     Mr. Sammis's employment contract, as described above, continues in effect.

     Dr. Maar, Mr. Clark and Ms. Krivacic are also parties to employment contracts. The agreement applicable to Dr. Maar provides for a two-year term commencing in February 1999, with three automatic one-year renewal terms. The agreement provides for minimum base compensation of $225,000 per year. The agreement applicable to Mr. Clark provides for a one-year term, commencing in June 1997, with four automatic one-year renewal terms. The agreement provides for minimum base compensation of $120,000 per year. Ms. Krivacic's agreement, which commenced in March 1998, also provides for an initial term of one year and for four automatic one-year renewal terms. Her agreement provides for minimum base compensation of $130,000 per year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The Company is authorized to issue 75,000,000 shares of Common Stock. As of December 31, 1999, there were 4,169,734 shares of Common Stock issued and outstanding. The Company is authorized to issue 5,181 shares of Class A Preferred Stock and 50,000 shares of Class B Preferred Stock. As of December 31, 1999, there were 4,603 shares of Class A Preferred Stock and 50,000 shares of Class B Preferred Stock issued and outstanding.


Common Stock

     The following table sets forth as of December 31, 1999, information with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each director of the Company, (ii) each of the Named Executive Officers,
(iii) all directors and executive officers of the Company as a group and (iv) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them. Pursuant to the beneficial ownership rules under the Securities Exchange Act of 1934, as amended, each named person and all directors and executive officers as a group are deemed to be the beneficial owners of securities that may be acquired within sixty (60) days of December 31, 1999 through the exercise of options or warrants. The number of shares and percentages set forth opposite each shareholder's name in the table below assumes the exercise of all such options and warrants. However, the number of shares of Common Stock issuable upon exercise by any given shareholder are not included in calculating the percentage of Common Stock beneficially owned by any other shareholder.


Name and Address of                                     Shares Beneficially                Percent of
Beneficial Owner                                               Owned                          Class
-------------------                                  -----------------------------  --------------------------

The Oracle Group                                             3,311,758(1)                        44.4%
712 Fifth Avenue, 45th Floor
New York, New York  10019

Finova Mezzanine Capital, Inc.                               1,818,182(2)                        30.4%
500 Church Street, Suite 200
Nashville, Tennessee  37219

Robert S. Sammis                                             1,041,283(3)                        24.7%
1717 West 6th St., #400
Austin, Texas  78703

O'Donnell Family Limited Partnership                           621,081(4)                        14.9%
7809 Brightman Lane
Austin, Texas  78733

Robert K. Williams, III                                        474,206(5)                        11.2%
153 Kingswood Circle
Danville, California  94506

Thomas P. O'Donnell                                            291,283(6)                         7.0%
7809 Brightman Lane
Austin, Texas  78733

Name and Address of                                     Shares Beneficially                    Percent of
Beneficial Owner                                               Owned                              Class
-------------------                                  -----------------------------       ------------------------
A. H. Rogers                                                   255,451(7)                         6.1%
17 South Briar Hollow Lane, Suite 304
Houston, Texas  77027

Randolph J. Haag                                               236,231(8)                         5.5%
P. O. Box 12293
Zephyr Cove, Nevada  89448

James W. Clark, Jr.                                            139,000(9)                         3.2%
1717 West 6th Street, #400
Austin, Texas  78703

Rosina Maar, M.D.                                              120,000(10)                        2.8%
1717 West 6th Street, #400
Austin, Texas  78703

Susan Krivacic                                                  44,000(11)                        1.0%
1717 West 6th Street, #400
Austin, Texas  78703

Zola P. Horovitz, Ph.D.                                         22,500(12)                         .5%
30 Philip Drive
Princeton, New Jersey  08540

Joel D. Liffmann                                                 2,500(13)                         .1%
712 Fifth Avenue, 45th Floor
New York, New York  10019

All Directors and Executive Officers as a                    1,369,283(14)                       30.2%
 group (6 persons)

____________________________

(1) "The Oracle Group," as used herein, refers to the following funds: Oracle Partners, L.P., Quasar International Partners C.V., Oracle Institutional Partners, L.P. and GSAM Oracle Fund, Inc. The shares listed (the "Oracle Shares") include 3,068,667 shares that are issuable to The Oracle Group pursuant to The Oracle Group's option to convert 4,603 shares of Class A Preferred Stock to the Company's Common Stock and 217,391 shares that are issuable to Oracle Partners, L.P., upon exercise of immediately exercisable warrants. The Oracle Group may be deemed to beneficially own such 217,391 shares. Larry N. Feinberg is the Managing General Partner of Oracle Partners, L.P. and Oracle Institutional Partners, L.P. Oracle Investment Management, Inc., which is owned by Mr. Feinberg, acts as the investment manager to Quasar International Partners C.V. and GSAM Oracle Fund, Inc. Mr. Feinberg may be deemed to beneficially own the shares owned by The Oracle Group.

(2) Include 1,818,182 shares that are issuable pursuant to this entity's option to convert 50,000 shares of Class B Preferred Stock to the Company's Common Stock.

(3) Mr. O'Donnell and Mr. Sammis have entered into agreements with each of Drs. Dell, Ramsdell and Shulman, pursuant to which Messrs. Sammis and O'Donnell are jointly entitled to direct the manner in which the aggregate 291,283 shares owned by Drs. Dell, Ramsdell and Shulman shall be voted. Mr. Sammis may therefore be deemed to beneficially own these shares. Also includes 50,000 shares issuable to Mr. Sammis pursuant to immediately exercisable options.

(4) Ms. Kristina Breen O'Donnell Balcezak, a daughter of Thomas P. O'Donnell, is the sole officer and director of the general partner of the O'Donnell Family Limited Partnership and has voting and dispositive power with respect to the 621,081 shares owned by the Partnership. Ms. O'Donnell may therefore be deemed to beneficially own these shares.

(5) Includes (i) 109,400 shares held by Guarantee and Trust Co. FBO Robert K. Williams III Sep/IRA, as to which Mr. Williams has voting and dispositive power and (ii) 51,606 shares issuable to Mr. Williams pursuant to immediately exercisable sales agent warrants.

(6) Mr. O'Donnell and Mr. Sammis have entered into agreements with each of Drs. Dell, Ramsdell and Shulman, pursuant to which Messrs. Sammis and O'Donnell are jointly entitled to direct the manner in which the aggregate 291,283 shares owned by Drs. Dell, Ramsdell and Shulman shall be voted. Mr. O'Donnell may therefore be deemed to beneficially own these shares.

(7) Includes (i) 70,682 shares held by The Tennant Co. MPP Plan FBO A. H. Rogers, (ii) 30,568 shares held by The Tennant Co. PSP Plan FBO A. H. Rogers and (iii) 32,395 shares held by A. H. Rogers IRA, all as to which Mr. Rogers has voting and dispositive power.

(8) Includes (i) 50,000 shares issuable to Mr. Randolph J. Haag pursuant to immediately exercisable options and (ii) 51,606 shares issuable to Mr. Haag pursuant to immediately exercisable sales agent warrants.

(9) Includes 124,000 shares issuable to Mr. Clark pursuant to immediately exercisable options.

(10) Includes (i) 60,000 shares issuable to Dr. Maar pursuant to immediately exercisable options and (ii) 60,000 shares issuable to Dr. Maar pursuant to options that may be exercised within sixty (60) days..

(11) Includes 44,000 shares issuable to Ms. Krivacic pursuant to immediately exercisable options.

(12) Includes 22,500 shares issuable to Dr. Horovitz pursuant to immediately exercisable options.

(13) Includes 2,500 shares issuable to Mr. Liffmann pursuant to immediately exercisable options.

(14) Includes (i) 291,283 shares owned by Drs. Dell, Ramsdell and Shulman, as to which Mr. Sammis has voting power; (ii) 50,000 shares issuable to Mr. Sammis pursuant to immediately exercisable options; (iii) 124,000 shares issuable to Mr. Clark pursuant to immediately exercisable options, (iv) 60,000 shares issuable to Dr. Maar pursuant to immediately exercisable options, (v) 60,000 shares issuable to Dr. Maar pursuant to options that may be exercised within sixty (60) days, (vi) 44,000 shares issuable to Ms. Krivacic pursuant to immediately exercisable options, (vii) 22,500 shares issuable to Dr. Horovitz pursuant to immediately exercisable options, and
     (viii) 2,500 shares issuable to Mr. Liffmann pursuant to immediately exercisable options.

Preferred Stock

     All of the Company's Class A Preferred Stock is owned by The Oracle Group, as described in footnote (1) to the preceding table. All of the Company's Class B Preferred Stock is owned by Finova Mezzanine Capital, Inc. None of the Class A Preferred Stock or Class B Preferred Stock is owned by any director of the Company or by any of the Named Executive Officers.

Potential Change in Control

     In any election of directors, the holders of Class A Preferred Stock, voting separately as a class, are entitled to elect that number of directors (the "Class A Directors") as is proportionate to their ownership interest in the Company, determined on an as-converted basis (giving effect to the conversion of both the Class A Preferred Stock and the Class B Preferred Stock). On an as-converted basis, the holders of

Class A Preferred Stock currently have an approximate 34% interest in the Company, which interest may increase over time as mandatory in-kind dividends are paid with respect to the Class A Preferred Stock. The holder of the Class B Preferred Stock may, at its option, vote as a class to elect one (1) member of the Board of Directors (the "Class B Director").

     Any failure to pay dividends on the Class A Preferred Stock is referred to herein as a "Class A Nonpayment Event." A failure of the Company to pay dividends on the Class B Preferred Stock on six (6) consecutive payment dates or if the aggregate unpaid dividends ever equal or exceed $18 per share is referred to herein as a "Class B Nonpayment Event." If a Class A Nonpayment Event or a Class B Nonpayment Event occurs, then the Class A Directors are entitled to cast two (2) votes on all matters, the Class B Director is entitled to cast the same number of votes as may collectively be cast by the Class A Directors, and the directors elected by the holders of Common Stock continue to have the right to cast one (1) vote on all such matters. Accordingly, the directors elected by the two (2) classes of Preferred Stock would together control the Board. If a Class B Nonpayment Event occurs and there are no Class A Directors, then the Class B Director would immediately be entitled to that number of votes as would constitute a majority of all votes cast by the Board of Directors.

     In August 1999, the Company suspended cash payment dividends on its Class B Preferred Stock in order to maintain adequate working capital to fund its operations. There can be no assurance that future dividend payments will be made or that a Class B Nonpayment Event will not occur.

                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLINICOR, INC.


Date  April 26, 2000                 By /s/ Robert S. Sammis
     ------------------                ----------------------------
                                         Robert S. Sammis
                                         President, Principal Executive Officer