Form 10KSB/A
period 1999-12-31
CLINICOR INC
filed 2000-05-22
CIK 941818

================================================================================


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                 FORM 10-KSB/A
                               (Amendment No. 2)

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

  As of March 22, 2000, 4,169,734 shares of the Issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 None

  Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                 ---    ---

================================================================================

     This Amendment No. 2 on Form 10-KSB/A is being filed to amend Item 7 of Form 10-KSB. Item 7 as revised is set out below.

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

                                        CLINICOR, INC.

Date  May 22, 2000                      By    /s/ Robert S. Sammis
    ----------------                      ----------------------------------
                                                  Robert S. Sammis
                                                  President, Principal Executive
                                                   Officer

                       Report of Independent Accountants


To the Board of Directors and
Stockholders of Clinicor, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Clinicor, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 12, the Company has revised the financial statements as of December 31, 1999 and 1998 to present $9,603,000 and $9,253,000, respectively, of convertible preferred stock subject to redemption as convertible preferred stock outside of shareholders' deficit.

PricewaterhouseCoopers LLP

February 25, 2000

Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------


                                                   December 31,    December 31,
                                                      1999            1998
                                                   ------------    ------------
                                                   (as revised)    (as revised)
Assets

Current assets:
  Cash and cash equivalents                        $    673,370    $  1,665,672
  Accounts receivable, net                            3,306,653       2,272,376
  Prepaid and other current assets                      350,037         352,337
                                                   ------------    ------------
     Total current assets                             4,330,060       4,290,385

Property and equipment, net                           1,083,927       1,097,441
Other assets, net                                         8,013           1,717
                                                   ------------    ------------
Total assets                                       $  5,422,000    $  5,389,543
                                                   ============    ============

Liabilities, convertible preferred stock subject to redemption and shareholders'
     Deficit

Current liabilities:
  Current portion of obligations under
     capital leases                                $    453,259    $    307,796
  Accounts payable and accrued liabilities            2,422,548       1,313,911
  Dividends payable                                     400,778         100,725
  Line of credit                                        948,586         416,624
  Deferred revenue                                      825,061         989,540
                                                   ------------    ------------
     Total current liabilities                        5,050,232       3,128,596

Obligations under capital leases,
  less current portion                                  144,975         324,376
                                                   ------------    ------------

     Total liabilities                                5,195,207       3,452,972

Convertible preferred stock subject to
  redemption:
  Class A convertible preferred stock, no par
   value, 5,181 shares authorized 4,603 and
   4,253 shares issued and outstanding,
   respectively, at liquidation value                 4,603,000       4,253,000
  Class B convertible preferred stock, no par
   value, 50,000 shares authorized, issued
   and outstanding, at liquidation value              5,000,000       5,000,000
                                                   ------------    ------------

     Total convertible preferred stock subject
      to redemption                                   9,603,000       9,253,000

Shareholders' deficit:
  Common stock, $0.001 par value, 75,000,000
   shares authorized, 4,169,734 and 4,169,734
   shares issued and outstanding, respectively            4,170           4,170
  Additional paid-in capital                                 -          718,683
  Deferred compensation                                      -          (22,196)
  Accumulated deficit                                (9,380,377)     (8,017,086)
                                                   ------------    ------------
     Total shareholders' deficit                     (9,376,207)     (7,316,429)
                                                   ------------    ------------
Total liabilities, convertible preferred
  stock subject to redemption and
  shareholders' deficit                            $  5,422,000    $  5,389,543
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
--------------------------------------------------------------------------------


                                                     Years Ended December 31,
                                                   ----------------------------
                                                      1999            1998
                                                   ------------    ------------

Service revenue:
  Gross revenue                                    $ 14,780,184    $ 11,553,901
  Reimbursable costs                                  7,156,951       4,235,221
                                                   ------------    ------------
  Net service revenue                                 7,623,233       7,318,680

Operating costs and expenses:
  Direct costs                                        4,857,689       5,584,810
  Selling, general and administrative                 3,281,877       3,255,331
  Depreciation and amortization                         450,541         435,846
                                                   ------------    ------------

     Total operating costs and expenses               8,590,107       9,275,987
                                                   ------------    ------------

Loss from operations                                   (966,874)     (1,957,307)

Other income and expenses:
  Interest income                                        64,154         144,619
  Interest expense                                     (228,147)       (128,514)
  Other, net                                             16,446              -
                                                   ------------    ------------

     Other income (expense)                            (147,547)         16,105
                                                   ------------    ------------

Net loss                                           $ (1,114,421)   $ (1,941,202)
                                                   ============    ============

Net loss                                           $ (1,114,421)   $ (1,941,202)
Dividends on convertible preferred
 stock subject to redemption                           (967,553)       (923,437)
                                                   ------------    ------------

Net loss applicable to common stock                $ (2,081,974)   $ (2,864,639)
                                                   ------------    ------------

Basic/diluted earnings (loss) per share            $      (0.50)   $      (0.69)
                                                   ============    ============

Weighted average common shares
 outstanding                                          4,169,734       4,150,761
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Shareholders' Deficit
--------------------------------------------------------------------------------


                                                                      Additional
                                               Common       Stock      Paid-In         Deferred     Accumulated
                                               Shares       Amount     Capital       Compensation     Deficit         Total
                                             ----------   ----------  ------------   ------------   ------------   ------------

Balance at December 31, 1997 (as revised)     4,086,400   $    4,086  $1,875,536    $    (66,892)  $ (6,075,884)   $ (4,263,154)

Common stock issued                              83,334           84      41,584               -              -          41,668
Amortization of deferred compensation                 -            -           -          22,196              -          22,196
Net loss                                              -            -           -               -     (1,941,202)     (1,941,202)
Cash dividends on convertible preferred
 stock subject to redemption                          -            -    (600,000)              -              -        (600,000)
Stock dividends on convertible preferred
 stock subject to redemption                          -            -    (323,437)              -              -        (323,437)
Stock option compensation adjustment                  -            -    (275,000)         22,500              -        (252,500)
                                             ----------   ----------   ---------    ------------   ------------     -----------
Balance at December 31, 1998 (as revised)     4,169,734   $    4,170   $ 718,683    $    (22,196)  $ (8,017,086)    $(7,316,429)
                                             ==========   ==========   =========    ============   ============     ===========

Amortization of deferred compensation                 -            -           -          22,196              -          22,196
Net loss                                              -            -           -               -     (1,114,421)     (1,114,421)
Cash dividends on convertible preferred
 stock subject to redemption                          -            -    (317,500)              -              -        (317,500)
Stock dividends on convertible preferred
 stock subject to redemption                          -            -    (350,053)              -              -        (350,053)
Accrued dividends on convertible preferred
 stock subject to redemption                          -            -     (51,130)              -       (248,870)       (300,000)
                                             ----------   ----------   ---------    ------------   ------------     -----------
Balance at December 31, 1999 (as revised)     4,169,734   $    4,170   $       0    $          0   $ (9,380,377)    $(9,376,207)
                                             ==========   ==========   =========    ============   ============     ===========

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Cash Flows
--------------------------------------------------------------------------------


                                                     Years Ended December 31,
                                                   ----------------------------
                                                      1999            1998
                                                   ------------    ------------

Operating activities:

  Net loss                                         $ (1,114,421)   $ (1,941,202)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      450,541         435,846
     Stock option compensation (benefit) expense         22,196        (230,309)
     Net changes in assets and liabilities:
        Accounts receivable                          (1,034,277)        200,553
        Prepaid expenses and other assets                (3,996)        (96,558)
        Accounts payable and accrued liabilities      1,108,637         322,909
        Deferred revenue                               (164,479)        (63,610)
                                                   ------------    ------------
Net cash used in operating activities                  (735,799)     (1,372,371)
                                                   ------------    ------------

Investing activities:
  Purchases of property and equipment                  (115,977)        (39,592)
                                                   ------------    ------------

Financing activities:
  Payments on capital leases                           (354,988)        (74,172)
  Net proceeds from issuing common stock                      -          41,668
  Dividends paid on convertible preferred
   stock subject to redemption                         (317,500)       (561,667)
  Net borrowing under line of credit                    531,962         416,624
                                                   ------------    ------------
Net used in financing activities                       (140,526)       (177,547)
                                                   ------------    ------------
Net decrease in cash and cash equivalents              (992,302)     (1,589,510)
Cash and cash equivalents at beginning of year        1,665,672       3,255,182
                                                   ------------    ------------
Cash and cash equivalents at end of year           $    673,370    $  1,665,672
                                                   ============    ============

Supplemental cash flow disclosures:

  Interest paid                                    $    228,147    $    128,514
                                                   ============    ============

  Non-cash financing activities:
     Stock dividends issued on convertible
      preferred stock subject to redemption        $    350,000    $    323,000
                                                   ============    ============
     Accrued dividends on convertible
      preferred stock subject to redemption        $    300,000    $          -
                                                   ============    ============
     Capital lease obligations                     $    321,050    $    592,240
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
                                     =========

Note 7  Convertible Preferred Stock Subject to Redemption and Capital Stock
---------------------------------------------------------------------------

Class A Preferred Stock

On July 15, 1996, the Company issued to Oracle Partners, L.P. and certain affiliates 3,500 shares of convertible Class A preferred stock subject to redemption, no par value (the "Class A Preferred Stock"), for total consideration of $3,500,000, which provided the Company net proceeds of $3,180,177 after deducting offering costs of $319,823. Included in these offering costs was $125,000 of expense to cancel certain preemptive rights held by three shareholders. The Class A Preferred Stock carries a liquidation preference of $1,000 per share. The Class A Preferred Stock provides for annual cumulative dividends, which for a five-year period following issuance are payable in kind and which accrue at the rate of 8% per annum. On the fifth anniversary of the date of issuance, the dividend rate increases to 10% per annum, and the rate thereafter increases by an additional 2% on each successive anniversary date. Dividends accruing after the fifth anniversary date are payable in cash. Through 1999, the Company issued Class A Preferred Stock dividends of 1,103 shares.

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

Clinicor, Inc.
Notes to Financial Statements
--------------------------------------------------------------------------------

Class B Convertible Preferred Stock Subject to Redemption

On November 25, 1997, the Company issued to Tandem Capital, a division of Sirrom Capital Corporation, 50,000 shares of Class B Convertible Preferred Stock subject to redemption, no par value ("Class B Preferred Stock"), for total consideration of $5,000,000, which provided the Company net proceeds of $4,637,132 after deducting offering costs of $362,868. The Class B Preferred Stock carries a liquidation preference of $100 per share. The Class B Preferred Stock provides for annual cumulative dividends of $12 per share payable quarterly. The annual dividend rate of $12 per share will be increased by $2 per share beginning on the fifth anniversary of the issuance and subsequently every six months thereafter.

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

The holders of the Class A and B Preferred Stock have various additional rights, including registration rights, pursuant to the Company's Articles of Incorporation, as amended, and pursuant to various agreements entered into with the holders of the Class A and B Preferred Stock. In addition, certain corporate transactions, including mergers and consolidations in which a change of control of the Company occurs, could under certain limited circumstances be deemed to be liquidation events, which would require the Company to redeem the Series A and Series B Preferred Stock to the extent funds are legally available therefor.

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

The following table summarizes the activity of the convertible preferred stock subject to redemption is as follows:

                                          Class A                     Class B
                                   Convertible Preferred       Convertible Preferred
                                   Subject to Redemption       Subject to Redemption
                                   ---------------------       ---------------------
                                   Shares         Amount       Shares         Amount
                                   ------         ------       ------         ------
Balance at December 31, 1997        3,931      $3,931,000      50,000      $5,000,000

Stock dividends on convertible
preferred stock subject to
redemption                            322         322,000           -               -
                                   ------      ----------      ------      ----------

Balance at December 31, 1998        4,253      $4,253,000      50,000      $5,000,000

Stock dividends on convertible
preferred stock subject to
redemption                            350         350,000           -               -
                                   ------      ----------      ------      ----------

Balance at December 31, 1999        4,603      $4,603,000      50,000      $5,000,000
                                   ======      ==========      ======      ==========

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

Note 12- Revision
-----------------

Previously, the Company classified its outstanding convertible preferred stock as a component of shareholders' equity. As a result of the change in control provision discussed in Note 7, the Company has revised the consolidated financial statements to present the convertible preferred stock subject to redemption as convertible preferred stock outside of shareholders' deficit. The impact of this revision on shareholders' equity (deficit) is as follows:

                                                          December 31,
                                                      1999            1998
                                                      ----            ----

Shareholders' equity, as previously reported      $   226,793     $ 1,936,571
Revision                                           (9,603,000)     (9,253,000)
                                                  -----------     -----------

Shareholders' deficit, as revised                 $(9,376,207)    $(7,316,429)
                                                  ===========     ===========