Form 10QSB
period 2000-03-31
CLINICOR INC
filed 2000-05-22
CIK 941818

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               -------------

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934
                For the quarterly period ended March 31, 2000

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934



                          Commission File No. 0-21721

                                 -------------

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

                               -------------



   Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                                       ---

  As of May 1, 2000, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.


  Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                      ---

================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I
                             FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)                                 3
            Balance Sheets - March 31, 2000 and December 31, 1999            3
            Statements of Operations - three months ended March 31,
               2000 and 1999                                                 4
            Statements of Cash Flows - three months ended March 31,
               2000 and 1999                                                 5
            Notes to Financial Statements                                    6
Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               7

                                    PART II
                               OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities                                 13
Item 6.     Exhibits and Reports on Form 8-K                                13

            Signatures                                                      14

Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------

                                                                               March 31,             December 31,
                                                                                 2000                   1999
                                                                              (Unaudited)             (Note A)
                                                                           -----------------     ------------------
Assets
Current assets:
  Cash and cash equivalents                                                $         530,628     $          673,370
  Accounts receivable, net                                                         1,632,737              3,306,653
  Prepaid and other current assets                                                   405,346                350,037
                                                                           -----------------     ------------------

       Total current assets                                                        2,568,711              4,330,060

Property and equipment, net                                                          988,651              1,083,927
Other assets, net                                                                      9,730                  8,013
                                                                           -----------------     ------------------

Total assets                                                               $       3,567,092     $        5,422,000
                                                                           =================     ==================


Liabilities, convertible preferred stock subject to redemptiom and shareholders' deficit

Current liabilities:
  Current portion of obligations under capital leases                      $         414,706     $          453,259
  Accounts payable and accrued liabilities                                         1,889,390              2,422,548
  Dividend Payable                                                                   643,365                400,778
  Line of credit                                                                     553,726                948,586
  Deferred revenue                                                                   720,547                825,061
                                                                           -----------------     ------------------

       Total current liabilities                                                   4,221,734              5,050,232

Obligations under capital leases, less current portion                                59,174                144,975
                                                                           -----------------     ------------------

       Total liabilities                                                           4,280,908              5,195,207


Convertible preferred stock subject to redemption:
  Class A convertible preferred stock, no par value,
       5,181 shares authorized 4,603 shares issued
       and outstanding, at liquidation value                                       4,603,000              4,603,000
  Class B convertible preferred stock, no par value,
       50,000 shares authorized, issued and
       outstanding, at liquidation value                                           5,000,000              5,000,000
                                                                           -----------------     ------------------

       Total convertible preferred stock subject to redemption                     9,603,000              9,603,000

Shareholders' deficit:
  Common stock, $0.001 par value, 75,000,000 shares
        authorized, 4,169,734 shares issued and
        outstanding                                                                    4,170                  4,170
  Additional paid-in capital                                                               0                      0
  Deferred compensation                                                                    0                      0
  Accumulated deficit                                                            (10,320,986)            (9,380,377)
                                                                           -----------------     ------------------

       Total shareholders' deficit                                               (10,316,816)            (9,376,207)
                                                                           -----------------     ------------------

Total liabilities, convertible preferred stock subject to
       redemption and shareholders' deficit                                $       3,567,092     $        5,422,000
                                                                           =================     ==================

Note A: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
--------------------------------------------------------------------------------

                                                                                     Three Months Ended March 31,
                                                                              -------------------------------------------
                                                                                    2000                     1999
                                                                              ------------------      -------------------
     Service revenue:
        Gross revenue                                                         $        1,822,005      $         3,190,315
        Reimbursable costs                                                               414,140                1,577,134
                                                                              ------------------      -------------------

          Net service revenue                                                          1,407,865                1,613,181

     Operating costs and expenses:
        Direct costs                                                                   1,112,384                1,081,566
        Selling, general and administrative                                              854,644                  871,928
        Depreciation and amortization                                                     93,887                  101,063
                                                                              ------------------      -------------------

          Total operating costs and expenses                                           2,060,915                2,054,557
                                                                              ------------------      -------------------

     Loss from operations                                                               (653,050)                (441,376)

     Other income and expenses:
        Interest income                                                                   10,325                   29,509
        Interest expense                                                                (56,028)                  (40,247)
        Other income                                                                         731                        -
                                                                              ------------------      -------------------
          Other income and expenses                                                      (44,972)                 (10,738)
                                                                              ------------------      -------------------

     Net loss                                                                 $         (698,022)     $          (452,114)
                                                                              ==================      ===================


     Net loss                                                                 $         (698,022)     $          (452,114)
     Dividends on convertible preferred stock
        subject to redemption                                                           (242,587)                (235,074)
                                                                              ------------------      -------------------

     Net loss applicable to common stock                                      $         (940,609)     $          (687,188)
                                                                              ==================      ===================


     Basic/diluted earnings (loss) per share                                  $            (0.23)      $            (0.16)
                                                                              ==================       ==================

     Weighted average common shares
       outstanding                                                                     4,169,734                4,169,734
                                                                              ==================       ==================


The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                             Three Months Ended March 31,
                                                                                      -------------------------------------------

                                                                                               2000                  1999
                                                                                           (Unaudited)            (Unaudited)
                                                                                      ---------------------  --------------------
Operating activities:
   Net loss                                                                           $            (698,022) $           (452,114)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                                  93,887               101,063
      Noncash stock option compensation expense                                                           0                 5,550
      Net changes in assets and liabilities:
         Accounts receivable                                                                      1,673,916                31,996
         Prepaid expenses and other assets                                                          (57,026)              (80,213)
         Accounts payable and accrued liabilities                                                  (533,158)              127,648
         Deferred revenue                                                                          (104,514)             (360,594)
                                                                                      ---------------------  --------------------
Net cash provided by (used in) operating activities                                                 375,083              (626,664)

Investing activities:
   Disposal (purchase) of property and equipment                                                      1,389               (37,308)

Financing activities:
   Payments on capital leases                                                                      (124,354)              (54,655)
   Net proceeds from issuing common stock                                                                 0                     0
   Net borrowings under line of credit                                                             (394,860)              377,500
   Dividends paid on convertible preferred stock subject to redemption                                    0              (150,000)
                                                                                      ---------------------  --------------------

Net cash provided by (used in) financing activities                                                (519,214)              172,845
                                                                                      ---------------------  --------------------

Net decrease in unrestricted cash and cash equivalents                                             (142,742)             (491,127)
Unrestricted cash and cash equivalents at beginning of year                                         673,370             1,665,672
                                                                                      ---------------------  --------------------

Unrestricted cash and cash equivalents at end of period                               $             530,628  $          1,174,545
                                                                                      =====================  ====================

Supplemental cash flow disclosures:

   Interest paid                                                                      $              56,028  $             40,247
                                                                                      =====================  ====================

   Non-cash financing activities:
    Accrued dividends on convertible preferred stock subject to redemption            $             150,000  $                 --
                                                                                      =====================  ====================
    Capital lease obligations                                                         $                   0  $            160,223
                                                                                      =====================  ====================

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc
Notes to Financial Statements
March 31, 2000 (Unaudited)
================================================================================

Note l - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 2000 for the fiscal year ended December 31, 1999 (Commission File No. 0-21721).

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

At March 31, 2000 and March 31, 1999, stock options and warrants to purchase 1,926,411 and 2,223,331 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 3,068,667 and 2,835,333 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,818,182 shares of common stock, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

Note 3 - Recent Accounting Pronouncements
-----------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. The Company is currently in the process of evaluation the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three months ended March 31, 2000 and 1999, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

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

     The Company's net service revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 18 to 48 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $6.2 million at March 31, 2000 as compared to $4.0 million at December 31, 1999. As of April 30, 2000, net service revenue backlog has increased to approximately $8.6 million. Many of the new contracts awarded in 2000, while as large or larger in size than the contracts the Company has previously been awarded, are longer in average duration, and are starting more slowly than expected, the effect of which will result in the realization of less net service revenue in the early stages of contract performance than in the past. This trend will have a negative impact on revenues earned in 2000 and on the Company's liquidity during this period. See "Liquidity and Capital Resources" below. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize its entire backlog as service revenue.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with three months ended March 31,
----------------------------------------------------------------------------
1999
----

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended March 31, 2000 and 1999, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

------------------------------------------------------------------------------------------
                                           For the quarter ended March 31,
------------------------------------------------------------------------------------------
                                                2000                  1999
Service revenues                           $ 1,822,005            $ 3,190,315
Reimbursable costs                             414,140              1,577,134
                                           -----------            -----------
Net service revenue                          1,407,865    100.0%    1,613,181    100.0%

Operating costs and expenses:
 Direct costs                                1,112,384     79.0%    1,081,566     67.0%
 Selling, general and administrative           854,644     60.7%      871,928     54.1%
 Depreciation and amortization                  93,887      6.7%      101,063      6.3%
                                           -----------            -----------
Total operating costs and expenses           2,060,915    146.4%    2,054,557    127.4%
                                           -----------            -----------

Loss from operations                          (653,050)   -46.4%     (441,376)   -27.4%
Net interest income (expense)                  (44,972)    -3.2%      (10,738)    -0.6%
                                           -----------            -----------
Net loss                                   $  (698,022)   -49.6%  $  (452,114)   -28.0%
                                           ===========            ===========

     Net service revenues decreased approximately $205,000 or 13%. The decrease is primarily attributable to certain contract cancellations which occurred in the third quarter of 1999, to a decrease in the average net service revenues generated by active trials, and to the timing of the start-up, the size and average duration of the new trials that have been added to backlog in 2000. Based upon the current backlog in net service revenues, quarterly revenues in 2000 are expected to continue to be less than those earned in 1999.

     Reimbursable costs decreased to approximately 23% of gross revenue for the three months ended March 31, 2000 as compared to 49% of gross revenue for the same period in 1999. This decrease is a direct result of the contract mix for which revenue was recognized during the respective periods.

     Direct costs increased approximately $31,000, or 3%. As a percentage of net service revenues, direct costs were approximately 79% for the three months ended March 31, 2000 as compared to approximately 67% for the same period in 1999. The increase in this percentage is directly related to the reduction of net service revenues during the respective periods.

     Selling, general and administrative expenses decreased by approximately $17,000 or 2% during the first quarter of 2000 as compared to the comparable period in 1999. Selling, general and administrative expenses were approximately 61% of net service revenue for the three months ended March 31, 2000, as compared to 54% for the corresponding period in 1999. The increase in the percentage of selling, general and administrative expenses to net service revenues is primarily a result of the decline in net service revenues during the respective periods.

     Depreciation and amortization expenses decreased approximately $7,000 during the three months ended March 31, 2000 as compared to the comparable period in 1999. Depreciation expense as a percentage of net service revenue was approximately 7% for the three months ended March 31, 2000 as compared to 6% for the corresponding period in 1999. The increase in the percentage of depreciation expense to net service revenues is primarily a result of the decline in net service revenues during the respective periods.

     Interest income decreased by approximately $19,000 during the three months ended March 31, 2000 as compared to the comparable period in 1999. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $16,000 during the three months ended March 31, 2000 as compared to the comparable period in 1999.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended March 31, 2000 and 1999, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in levels of accounts receivable and deferred revenue. Accounts receivable decreased to approximately $1,633,000 at March 31, 2000 from approximately $3,300,000 at December 31, 1999. Deferred revenues decreased to approximately $721,000 at March 31, 2000 from approximately $825,000 at December 31, 1999. Cash collections from clinical study contracts for the three months ended March 31, 2000, totaled approximately $3,356,000 as compared with approximately $2,900,000 for the corresponding period in 1999.

     Net cash flow provided by operating activities was approximately $375,000 for the three months ended March 31, 2000, as compared to approximately $(626,000) used in the corresponding period in 1999. The improvement in cash flow from operations in 2000 is primarily attributable to the reduction in accounts receivable which occurred in the three months ended March 31, 2000. Net cash decreased by approximately $143,000 for the three months ended March 31, 2000, as compared to $490,000 in the year earlier period.

     Investing activities are attributable to purchases of property and equipment and they decreased to approximately $1,000 in the three months ended March 31, 2000 as compared to approximately $37,000 in the comparable period of 1999.

     Financing activities consist of net borrowings under the Company's $2.5 million revolving working capital line of credit. At March 31, 2000, there was approximately $550,000 in outstanding borrowings. The line of credit provides a borrowing base primarily determined as a percentage of billed accounts receivable up to a maximum borrowing amount of $2,500,000.

     Pursuant to its Class B preferred stock agreement, the Company accrued $150,000 for suspended dividend payments during the three months ended March 31, 2000. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. As of May 1, 2000, the Company had missed a total of four quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $600,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more ("Class B Nonpayment Event"), then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. There can be no assurance that future dividend payments will be made.

     As discussed above, the Company has experienced a trend toward contracts that are longer in average duration than the contracts the Company has previously entered into and that are expected to result in the realization of less net service revenue in the early stages of contract performance than has been the case in the past. Largely as a result of this trend and as a result of certain contract cancellations that occurred in the third quarter of 1999, the Company believes that net service revenue and cash flows from operations will likely fall short of internal projections during the remainder of 2000. As a result, management believes that existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will not be sufficient to fund operations through the balance of 2000. The Company currently has limited cash reserves. Until such time as the Company is able to obtain external financing, it will fund its operations from accounts receivable collections, from its working capital line of credit, from increases in accounts payable and other liabilities, and from customer advance payments. There can be no assurance that the Company will succeed in obtaining external financing. The Company's ability to manage its cash flow depends in part upon the success of the Company's ongoing marketing efforts and the progress of clinical research projects currently underway, the timing of which are of critical importance.

     The Company is actively seeking external financing, which may be in the form of public or private issuances of equity or debt securities or bank financing. There can be no assurance that debt or equity financing can be obtained or obtained on terms acceptable to the Company. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. If the Company fails to obtain external financing, this failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     Regardless of the availability of external financing, the Company intends to continue to investigate strategies to preserve working capital. Such strategies include deferring payment of future quarterly dividends on its Class B preferred Stock and reducing expenses to more closely align with our revised revenue forecasts.

     In addition to seeking external financing, the Company is pursuing other strategic alternatives, which includes seeking a buyer for the Company. The Company is also continuing to investigate the possibility of acquiring other CROs to expand its contract backlog, to enhance its therapeutic expertise, and to enhance the Company's attractiveness to an acquirer or outside financing sources. Any such acquisition would also require additional external financing. There can be no assurance that financing to fund either operations or future acquisitions will be available on terms acceptable to the Company.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     Certain statements made in this Form 10-QSB, in other SEC filings or written materials, or orally by the Company or it representatives may constitute "forward-looking" statements within the meaning of the federal securities laws. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the factors discussed in "Risk Factors" under Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                     PART II
                               OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities.

     Pursuant to its Class B preferred stock agreement, the Company is obligated to pay quarterly dividends of $150,000 to the extent that funds are legally available therefor. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. As of May 1, 2000, the Company had missed a total of four quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $600,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more, then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. There can be no assurance that future dividend payments will be made.


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

                                        CLINICOR, INC.


Date:  May 22, 2000                     By:  /s/ Robert S. Sammis
                                           -----------------------------------
                                                  Robert S. Sammis
                                                  President
                                                  (Principal Executive Officer)


Date:  May 22, 2000                     By:  /s/ James W. Clark, Jr.
                                           -----------------------------------
                                                 James W. Clark, Jr.
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)