Form 10QSB
period 2000-06-30
CLINICOR INC
filed 2000-08-10
CIK 941818

===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------

                                  FORM 10-QSB

 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2000
 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934



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


  As of August 1, 2000, 4,169,734 shares of the Issuer's Common Stock, $.001 par value, were outstanding.



 Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                 ---    ---

===============================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)                                   3
          Balance Sheets - June 30, 2000 and December 31, 1999               3
          Statements of Operations - six months ended June 30,
               2000 and 1999                                                 4
          Statements of Cash Flows - six months ended June 30,
                    2000 and 1999                                            5
          Notes to Financial Statements                                      6
Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                       7


                                    PART II
                               OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities                                    16
Item 6.   Exhibits and Reports on Form 8-K                                   16

          Signatures                                                         17


Clinicor, Inc.
Balance Sheet
--------------------------------------------------------------------------------

                                                                          June 30,     December 31,
                                                                            2000          1999
                                                                        (Unaudited)     (Note A)
                                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                           $     29,436    $    673,370
   Accounts receivable, net                                               1,195,408       3,306,653
   Prepaid and other current assets                                         319,366         350,037
                                                                       ------------    ------------
          Total current assets                                            1,544,210       4,330,060

Property and equipment, net                                                 931,761       1,083,927
Other assets, net                                                            11,447           8,013
                                                                       ------------    ------------
Total assets                                                           $  2,487,418    $  5,422,000
                                                                       ============    ============

Liabilities, convertible preferred stock subject to redemption and shareholders' deficit

Current liabilities:
   Current portion of obligations under capital leases                 $    332,060    $    453,259
   Accounts payable and accrued liabilities                               1,164,615       2,422,548
   Dividend Payable                                                         700,952         400,778
   Line of credit                                                           261,559         948,586
   Deferred revenue                                                       1,445,773         825,061
                                                                       ------------    ------------
          Total current liabilities                                       3,904,959       5,050,232

Obligations under capital leases, less current portion                       37,828         144,975
                                                                       ------------    ------------
          Total liabilities                                               3,942,787       5,195,207

Convertible preferred stock subject to redemption:
   Class A convertible preferred stock, no par value,
          5,181 shares authorized 4,788 and 4603 shares issued
          and outstanding respectively, at liquidation value              4,788,000       4,603,000
   Class B convertible preferred stock, no par value,
          50,000 shares authorized, issued
          and outstanding, at liquidation value                           5,000,000       5,000,000
                                                                       ------------    ------------
          Total convertible preferred stock subject to redemption         9,788,000       9,603,000

Shareholders' equity:
   Common stock, $0.001 par value, 75,000,000 shares
          authorized, 4,169,734 shares issued
          and outstanding                                                     4,170           4,170
   Additional paid-in capital                                                     0               0
   Deferred compensation                                                          0               0
   Accumulated deficit                                                  (11,247,539)     (9,380,377)
                                                                       ------------    ------------
          Total shareholders' deficit                                   (11,243,369)     (9,376,207)
                                                                       ------------    ------------
Total liabilities, convertible preferred stock subject to redemption
          and shareholders' deficit                                    $  2,487,418    $  5,422,000
                                                                       ============    ============


Note A: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Statement of Operations
================================================================================

                                                 Three Months Ended June 30,                     Six Months Ended June 30
                                             -------------------------------------           ---------------------------------
                                                    2000              1999                          2000           1999
                                               (Unaudited)         (Unaudited)                          (Unaudited)
                                             -----------------  ------------------           ---------------------------------
Service revenue:
   Gross revenue                               $ 1,479,805        $ 3,337,979                  $ 3,301,810    $ 6,528,294
   Reimbursable costs                              196,586          1,686,687                      610,726      3,263,821
                                               -----------        -----------                  -----------    -----------

      Net service revenue                        1,283,219          1,651,292                    2,691,084      3,264,473
                                               -----------        -----------                  -----------    -----------

Operating costs and expenses:
   Direct costs                                  1,036,240          1,010,624                    2,148,624      2,092,189
   Selling, general and administrative             794,938            961,289                    1,649,582      1,833,220
   Depreciation and amortization                    94,233            141,812                      188,120        242,875
                                               -----------        -----------                  -----------    -----------

      Total operating costs and expenses         1,925,411          2,113,725                    3,986,326      4,168,284
                                               -----------        -----------                  -----------    -----------

Loss from operations                              (642,192)          (462,433)                  (1,295,242)      (903,811)

Other income and expenses:
   Interest income                                   6,742             14,052                       17,067         32,304
   Interest expense                                 55,755             50,506                      111,783         90,753
   Other                                             7,239              2,105                        7,970         13,361
                                               -----------        -----------                  -----------    -----------
      Other income and expenses                    (41,774)           (34,349)                     (86,746)       (45,088)
                                               -----------        -----------                  -----------    -----------

Net loss                                       $  (683,966)       $  (496,782)                 $(1,381,988)   $  (948,899)
                                               ===========        ===========                  ===========    ===========


Net loss                                       $  (683,966)       $  (496,782)                 $(1,381,988)   $  (948,899)
Preferred stock dividends                         (242,585)          (235,074)                    (485,172)      (470,148)
                                               -----------        -----------                  -----------    -----------

Net loss applicable to common stock            $  (926,551)       $  (731,856)                 $(1,867,160)   $(1,419,047)
                                               ===========        ===========                  ===========    ===========

Net loss applicable to common
   stock per share                             $     (0.22)       $     (0.18)                 $     (0.45)   $     (0.34)
                                               ===========        ===========                  ===========    ===========


Weighted average number of common
   shares equivalent outstanding                 4,169,734          4,169,734                    4,169,734      4,169,734
                                               ===========        ===========                  ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                                                              4


Clinicor, Inc.
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Six Months Ended June 30,
                                                                                                ------------------------------------
                                                                                                      2000                 1999
                                                                                                  (Unaudited)          (Unaudited)
                                                                                                ---------------      ---------------
Operating activities:

   Net loss                                                                                       $(1,381,988)         $  (948,899)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                                   188,120              242,875
      Noncash stock option compensation expense                                                                             11,100
      Net changes in assets and liabilities:
          Accounts receivable                                                                       2,111,245           (1,411,852)
          Prepaid expenses and other assets                                                            27,237               11,838
          Accounts payable and accrued liabilities                                                 (1,257,933)             576,789
          Deferred revenue                                                                            620,712              656,406
                                                                                                ---------------      ---------------

Net cash provided (used) in operating activities                                                      307,393              (61,743)

Investing activities:
   Purchases of property and equipment                                                                (35,954)            (122,610)

Financing activities:
   Payments on capital leases                                                                        (228,346)            (152,885)
   Net proceeds from issuing common stock                                                                   0                    0
   Net borrowings under line of credit                                                               (687,027)             755,576
   Preferred stock dividends                                                                                0             (300,000)
                                                                                                ---------------      ---------------

Net cash provided (used) in financing activities                                                     (915,373)             302,691
                                                                                                ---------------      ---------------

Net decrease in unrestricted cash and cash equivalents                                               (643,934)            (681,662)
Unrestricted cash and cash equivalents at beginning of year                                           673,370            1,665,672
                                                                                                ---------------      ---------------

Unrestricted cash and cash equivalents at end of period                                           $    29,436          $   984,010
                                                                                                ===============      ===============

Supplemental cash flow disclosures:

   Interest paid                                                                                  $   111,783          $    90,753
                                                                                                ===============      ===============

   Non-cash financing activities:
      Preferred Stock dividends                                                                   $   185,000          $   170,000
                                                                                                ===============      ===============

The accompanying notes are an integral part of these financial statements.

Clinicor, Inc.
Notes to Financial Statements
June 30, 2000
================================================================================

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 30, 2000 for the fiscal year ended December 31, 1999 (Commission File No. 0-21721).

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

At June 30, 2000 and June 30, 1999, stock options and warrants to purchase 2,798,411 and 1,957,631 shares of common stock, respectively; Class A Convertible Preferred Stock convertible into 3,192,000 and 2,948,667 shares of common stock, respectively; and Class B Convertible Preferred Stock convertible into 1,818,182 and 1,818,182 shares of common stock, respectively, were not included in the calculation of basic/diluted earnings per share because the effect of including these options, warrants and convertibles would have been anti-dilutive.

Note 3 - Recent Accounting Pronouncements
-----------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required in the second quarter of 2000. The Company is currently in the process of evaluation the impact, if any, SAB 101 will have on its consolidated financial position or results of operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth and discussed below for the three and six months ended June 30, 2000 and 1999, are derived from the Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below are unaudited but in the opinion of management reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during other quarters or for the entire year.

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

     The Company's net service revenue backlog consists of anticipated service revenue from clinical trials and other services that have not been completed and that generally specify completion dates within 18 to 48 months. To qualify as "backlog" anticipated projects must be represented by contracts or letter agreements or must be projects for which the Company has commenced a significant level of effort based upon sponsor commitment and approval of a written budget. Once work commences, service revenue is recognized over the life of the contract. The Company's net service revenue backlog was approximately $10.8 million at June 30, 2000 as compared to $4.0 million at December 31, 1999. Many of the new contracts awarded in 2000, while as large or larger in size than the contracts the Company has previously been awarded, are longer in average duration, and are starting more slowly than expected, the effect of which will result in the realization of less net service revenue in the early stages of contract performance than in the past. This trend will have a negative impact on revenues earned in 2000 and on the Company's liquidity during this period. See "Liquidity and Capital Resources" below. The Company believes that its backlog at any given date is not necessarily a meaningful predictor of future results, and no assurances can be given that the Company will fully realize its entire backlog as service revenue.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared with three months ended June 30, 1999
--------------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statements of operations for the three months ended June 30, 2000 and 1999, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

-------------------------------------------------------------------------------
                                          For the quarter ended June 30,
-------------------------------------------------------------------------------
                                          2000                    1999
                                          ----                    ----
Service revenue                       $ 1,479,805            $ 3,337,979
Reimbursable costs                        196,586              1,686,687
                                          -------              ---------
Net service revenue                     1,283,219  100.0%      1,651,292  100.0%

Operating costs and expenses:
  Direct costs                          1,036,240   80.8%      1,010,624   61.2%
  Selling, general and administrative     794,938   61.9%        961,289   58.2%
  Depreciation and amortization            94,233    7.3%        141,812    8.6%
                                           ------                -------
Total operating costs and expenses      1,925,411  150.0%      2,113,725  128.0%
                                        ---------              ---------

Loss from operations                    ( 642,192) -50.0%       (462,433) -28.0%
Net interest income (expense)             (41,774) - 3.3%        (34,349)  -2.1%
                                          --------               --------

Net loss                              $ ( 683,966) -53.3%     $ (496,782) -30.1%

                                      ============            ===========

     Net service revenue decreased approximately $368,000 or 22%. The decrease is primarily attributable to certain contract cancellations that occurred in the third quarter of 1999, and to a decrease in the average net service revenues generated by active trials, and to the timing of the start-up, the size and average duration of the new trials that have been added to backlog in 2000. Based upon the current backlog in net service revenues, quarterly revenues in 2000 are expected to continue to be less than those earned in 1999.

     Reimbursable costs decreased to approximately 13% of gross revenue for the three months ended June 30, 2000 as compared to 51% of gross revenue for the same period in 1999. This decrease is a direct result of the contract mix for which revenue was recognized during the respective periods.

     Direct costs increased approximately $26,000 or 3%. As a percentage of net service revenue, direct costs were approximately 81% for the three months ended June 30, 2000 as compared to approximately 61% for the same period in 1999. The increase in this percentage is directly related to the reduction of net service revenues during the respective periods.

     Selling, general and administrative expenses decreased by approximately $166,000 or 17%. Selling, general and administrative expenses were approximately 62% of net service revenue for the three months ended June 30, 2000, as compared to 58% for the corresponding period in 1999. The increase in the percentage of selling, general and administrative expenses to net service revenues is primarily a result of the decline in net service revenues during the respective periods.

     Depreciation and amortization expenses decreased approximately $48,000 during the three months ended June 30, 2000 as compared to the comparable period in 1999. Depreciation expense as a percentage of net service revenue decreased to approximately 7% for the three months ended June 30, 2000, as compared to 9% in the corresponding period of 1999.

     Interest income decreased by approximately $7,000 during the three months ended June 30, 2000 as compared to the comparable period in 1999. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $5,000 during the three months ended June 30, 2000 as compared to the comparable period in 1999. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax benefit as a result of the net operating losses for the three months ended June 30, 2000 and 1999, due to the uncertainty that the loss carryforwards will be utilized.

Six months ended June 30, 2000 compared with six months ended June 30, 1999
---------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, certain items included in the Company's unaudited statement of operations for the six months ended June 30, 2000 and 1999, and the percentage of net service revenue for each item. Any results or trends illustrated in the following table may not be indicative of future results or trends.

-------------------------------------------------------------------------------
                                          For the six months ended June 30,
-------------------------------------------------------------------------------
                                          2000                    1999
                                          ----                    ----
Service revenue                       $ 3,301,810            $ 6,528,294
Reimbursable costs                        610,726              3,263,821
                                          -------              ---------
Net service revenue                     2,691,084  100.0%      3,264,473  100.0%

Operating costs and expenses:
  Direct costs                          2,148,624   79.8%      2,092,189   64.1%
  Selling, general and administrative   1,649,582   61.3%      1,833,220   56.2%
  Depreciation and amortization           188,120    7.0%        242,875    7.4%
                                          -------                -------
Total operating costs and expenses      3,986,326  148.1%      4,168,284  127.7%
                                        ---------              ---------

Loss from operations                   (1,295,242) -48.1%       (903,811) -27.7%
Net interest income (expense)             (86,746) - 3.2%        (45,088)  -1.4%
                                          --------               --------

Net loss                              $(1,381,988) -51.3%     $ (948,899) -29.1%

                                      ============            ===========

     Net service revenue decreased approximately $573,000, or 18%. The decrease is primarily attributable to certain contract cancellations that occurred in the third quarter of 1999, and to a decrease in the average net service revenues generated by active trials, and to the timing of the start-up, the size and average duration of the new trials that have been added to backlog in 2000. Based upon the current backlog in net service revenues, quarterly revenues in 2000 are expected to continue to be less than those earned in 1999.

     Reimbursable costs decreased to approximately 19% of gross revenue for the six months ended June 30, 2000 as compared to 50% of gross revenue for the same period in 1999. This decrease is a direct result of the contract mix for which revenue was recognized during the respective periods.

     Direct costs increased approximately $56,000 or 3%. As a percentage of net service revenue, direct costs increased to approximately 80% of net service revenue as compared to approximately 64% for the same period in 1999. The increase in this percentage is directly related to the reduction of net service revenues during the respective periods.

     Selling, general and administrative expenses decreased approximately $184,000 or 10%. Selling, general and administrative expenses increased to 61% of net service revenue during the six months ended June 30, 2000 from 56% in the corresponding period in 1999. The increase in this percentage is directly related to the reduction of net service revenues during the respective periods.

     Depreciation and amortization expenses decreased approximately $55,000 or 23%. Depreciation and amortization expenses were approximately 7% of net service revenue for the six months ended June 30, 2000 and in the prior period.

     Interest income decreased by approximately $15,000 during the six months ended June 30, 2000 as compared to the comparable period in 1999. This is primarily the result of the decrease in the funds available for investment. Interest expense increased by approximately $21,000 during the six months ended June 30, 2000 as compared to the comparable period in 1999. This increase is primarily the result of utilization of the Company's working capital line of credit.

     The Company recorded no income tax benefit as a result of the net operating losses for the six months ended June 30, 2000 and 1999, due to the uncertainty that the loss carryforwards will be utilized.

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

     Typically, cash flows from contracts include a payment at the time a contract commences and the balance in installments over the contract's duration, in some cases on a milestone completion basis. Consequently, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The Company's cash flow is influenced by changes in the level of accounts receivable. Accounts receivable decreased to approximately $1,195,000 at June 30, 2000 from approximately $3,307,000 at December 31, 1999. Deferred revenues increased to approximately $1,446,000 at June 30, 2000 from approximately $825,000 at December 31, 1999. Cash collections from clinical study contracts for the six months ended June 30, 2000, totaled approximately $5,990,000 as compared with approximately $5,726,000 for the corresponding period in 1999.

     Net cash flow provided by operating activities was approximately $307,000 in the six months ended June 30, 2000, as compared to approximately $(862,000) used in the corresponding period in 1999. The improvement in net cash provided by operations in 2000 is primarily attributable to the increase in accounts payable and deferred revenue during the six months ended June 30, 2000. Net cash decreased by approximately $644,000 for the six months ended June 30, 2000, primarily due to the reduction of $687,000 in borrowing on the Company's working capital line of credit.

     Investing activities are attributable to purchases of property and equipment. There were no appreciable purchases made in the six months ended June 30, 2000 as compared to approximately $123,000 in the comparable period of 1999.

     Financing activities consist of net borrowings under the Company's $2.5 million revolving working capital line of credit. At June 30, 2000, there was approximately $262,000 in outstanding borrowings. The line of credit provides a borrowing base primarily determined as a percentage of billed accounts receivable up to a maximum borrowing amount of $2,500,000.

     Pursuant to its Class B preferred stock agreement, the Company accrued $300,000 for suspended dividend payments during the three months ended June 30, 2000. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. As of August 1, 2000, the Company had missed a total of five quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $750,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more ("Class B Nonpayment Event"), then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. The Company believes it is unlikely the next scheduled dividend payment will be made unless the Company obtains external financing as discussed below.

     As discussed above, the Company has experienced a trend toward contracts that are longer in average duration than the contracts the Company has previously entered into and that are expected to result in the realization of less net service revenue in the early stages of contract performance than has been the case in the past. Largely as a result of this trend and as a result of certain contract cancellations that occurred in the third quarter of 1999, the Company believes that net service revenue and cash flows from operations will likely fall short of internal projections during the remainder of 2000. As a result, management believes that existing capital resources, together with cash flows from operations and borrowing capacity under its working capital line of credit, will not be sufficient to fund operations through the balance of 2000. The Company currently has no cash reserves. Until such time as the Company is able to obtain additional external financing, it will fund its operations from accounts receivable collections, from its working capital line of credit, from increases in accounts payable and other liabilities, and from customer advance payments. There can be no assurance that the Company will succeed in obtaining external financing. The Company's ability to manage its cash flow depends in part upon the success of the Company's ongoing marketing efforts and the progress of clinical research projects currently underway, the timing of which are of critical importance. Unless the Company obtains external financing in the near term, it will be unable to satisfy its contractual commitments to employees, vendors and other third parties, and this will have a material adverse impact on its business, financial condition and future prospects.

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

     Regardless of the availability of external financing, the Company intends to continue to investigate strategies to preserve working capital. Such strategies include deferring payment of future quarterly dividends on its Class B Preferred Stock and reducing expenses to more closely align with our revised revenue forecasts. In June 2000 the Company reduced is staff by approximately 9%. In addition, efforts are underway to reduce the size of the corporate offices in Austin by approximately 33% by sub-leasing space.

     In addition, to seeking external financing, the Company is pursuing other strategic alternatives, which include seeking a buyer for the Company. The Company does not believe that a sale or a reorganization of the Company would likely generate any appreciable consideration for the holders of the Company's common stock. The Company is also continuing to investigate the possibility of acquiring other CROs to expand its contract backlog, to enhance its therapeutic expertise, and to enhance the Company's attractiveness to an acquirer or outside financing sources. Any such acquisition would also require additional external financing. There can be no assurance that financing to fund either operations or future acquisitions will be available on terms acceptable to the Company.

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

                                     PART II
                               OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

    Pursuant to its Class B preferred stock agreement, the Company is obligated to pay quarterly dividends of $150,000 to the extent that funds are legally available therefor. The Company suspended cash dividend payments in August 1999 in order to maintain adequate working capital to fund its operations. As of August 1, 2000, the Company had missed a total of five quarterly dividends payable to the Class B preferred stockholder, representing aggregate payments of $750,000. The Company's Articles of Incorporation provide that, in the event that the Company misses a total of six consecutive quarterly dividend payments or fails to pay cumulative dividends of $900,000 or more, then the holders of the Class A and B preferred stock may assume voting control of the Board of Directors of the Company. The Company intends to assess its ability to pay preferred dividends on an ongoing basis. The Company believes it is unlikely that the next scheduled dividend payment will be made.


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

                                CLINICOR, INC.

Date:  August   10  , 2000           By:   /s/ Robert S. Sammis
              ------                    ----------------------------------------
                                               Robert S. Sammis
                                               President
                                               (Principal Executive Officer and
                                               Principal Financial Officer)